Form 10-K
period 1994-01-01
SAFETY KLEEN CORP
filed 1994-03-28
CIK 86135

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE 1993 FISCAL YEAR ENDED JAN. 1, 1994

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-8513

                             SAFETY-KLEEN(R) CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WISCONSIN                               39-6090019
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

1000 NORTH RANDALL ROAD,ELGIN, ILLINOIS                  60123
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (708) 697-8460

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
        Common Stock, $.10 Par Value                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1994 was approximately $0.7 billion.

  Shares of Common Stock outstanding at March 1, 1994, were 57,683,756.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED ON OR BEFORE MARCH 31, 1994, FOR THE ANNUAL MEETING TO BE HELD ON MAY 13, 1994, ARE INCORPORATED BY REFERENCE IN PART III AND THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED JANUARY 1, 1994, ARE INCORPORATED BY REFERENCE IN PARTS I AND II.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Safety-Kleen Corp. is a leading provider of services to generators of waste solvents and other hazardous and non-hazardous liquid wastes and the world's largest provider of Parts Cleaner Services. Safety-Kleen Corp. was incorporated in July, 1963 under the laws of the State of Wisconsin. As used herein, the term "Company" includes Safety-Kleen Corp. and its consolidated subsidiaries. The Company and its licensees serve nearly 500,000 customers worldwide, through a network of 262 branch facilities.

  In addition to its continental U.S. operations, the Company operates in Canada, the United Kingdom, the Republic of Ireland, Puerto Rico, Belgium, France, Italy, Spain and Germany through wholly-owned subsidiaries. The Company has licensee operations in Israel, Japan, and Korea.

  The Company groups its services into three broad categories: Small Quantity Generator ("SQG") Resource Recovery Services; Envirosystems Services; and Oil Recovery Services. Each of the Company's services is discussed in greater detail below.

SQG RESOURCE RECOVERY SERVICES

  The Company's SQG Resource Recovery Services are divided into Automotive/Retail Repair Services, Industrial Services, Paint Refinishing Services and Dry Cleaner Services. Solvent recycling is an integral part of the Company's SQG Resource Recovery Services. Substantially all fluid wastes collected by the Company as part of these services are either recycled for re-use in these services or processed into waste-derived fuel for use in the cement manufacturing industry.

  AUTOMOTIVE/RETAIL REPAIR SERVICES. Businesses such as service stations, car and truck dealers, small engine repair shops and fleet maintenance shops regularly need to clean and degrease small parts. The Company's Automotive/Retail Repair Parts Cleaner Service enables businesses to clean parts in a convenient, cost effective, safe and environmentally sound manner. In this service, the Company's service representative places parts cleaner equipment and solvent with a customer, and, at regular service intervals, cleans and maintains the equipment, delivers clean solvent for use in the degreasing process, and removes the dirty solvent.

  INDUSTRIAL SERVICES. The Company markets both Parts Cleaner Services and its Fluid Recovery Services to industrial customers in the U.S. through its Industrial Services specialists. The Company's Fluid Recovery Service consists of the collection of a wide variety of waste solvents and other liquid wastes generated by industrial customers in relatively small quantities, averaging a few 55-gallon drums per pickup. Depending upon the content, the material collected by the Company in its Fluid Recovery Service is either processed into a waste-derived fuel for use in the cement manufacturing industry, recycled into usable solvent or disposed of through incineration.

  AUTOMOTIVE AND INDUSTRIAL PARTS CLEANING EQUIPMENT CONVERSION. The Company provides a choice of several models of parts cleaners to customers for their use as part of the Parts Cleaner Service. The Company also provides service to customers who own their own parts cleaner equipment. In total, at the end of 1993, the Company was providing services for approximately 469,000 parts cleaners at customers in the United States, of which approximately 365,000 were owned by the Company and approximately 104,000 were owned by customers.

  The most prevalent models of parts cleaners furnished by the Company are designated Models 16 and 30. They consist of a sink atop a 16-gallon or 30-gallon drum of solvent, equipped with a submersible pump and a spout through which the solvent flows. The Company had approximately 247,000 of these units in service at customers at the end of 1993, out of the total 365,000 Company-owned units in service in the United States.

  As a result of customer desires to minimize the amount of waste generated and reduce annual costs, the Company developed new parts cleaner models which accomplish these objectives and can replace the current Models 16 and 30. The new models contain a built in cyclonic separator, which separates dirt particles from the solvent during use, thus extending the useful life of the solvent.

  In 1993 the Company made the decision to convert its Model 16 and Model 30 parts cleaners, supplied to domestic Automotive/Retail Repair and Industrial Services customers, to the new cyclonic separator technology. The separator technology is expected to lower the customers' volume of waste generated, reduce the number of service visits and lower the costs to the Company and its customers. The Company expects to convert a large portion of its current domestic parts cleaner service customers to the new parts cleaner service over the next two years.

  In conjunction with the Company's decision to convert its parts cleaning equipment, the Company adopted a comprehensive restructuring plan. For a discussion of this restructuring plan, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Special Charges" appearing on page 26 of the Annual Report to Shareholders for the year ended January 1, 1994 (the "Annual Report"), which is incorporated herein by reference.

  PAINT REFINISHING SERVICES. The Company's Paint Refinishing Services are supplied to new and used car dealers, auto body repair and paint shops and fiberglass product manufacturers. The Company provides a machine specially designed to clean paint spray guns. Company representatives place a machine and solvent with each customer, maintain the machine and regularly remove the contaminated solvent and replace it with clean solvent. Waste paint is also collected from these customers. The Company either recycles the contaminated solvent and waste paint into clean solvent for reuse or blends it into fuel for cement kilns. The Company representatives also provide clean buffing pads and remove dirty pads during regularly scheduled service calls. The dirty pads are washed, dried, inspected and returned to the Company's distribution system.

  DRY CLEANER SERVICES. The Company collects and recycles contaminated dry cleaner wastes consisting primarily of used filter cartridges and sludge containing perchloroethylene and mineral spirits.

ENVIROSYSTEMS SERVICE

  The Company's Envirosystems Service consists of the collection of waste solvent and other waste fluids from customers which generate larger quantities of such waste fluids. The fluids are typically shipped directly from the customer to one of the Company's recycle centers or fuel blending facilities. Depending on the content, material collected by the Envirosystems Service is recycled into usable solvents, processed into fuels for use in the cement manufacturing industry or disposed of through incineration.

OIL RECOVERY SERVICES

  The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses and either re-refines the oil into reusable lubricating oil or processes it into fuel for use in industrial furnaces. The Company derives revenues both from fees it charges customers to haul away used oil and from the sale of products it produces by processing the used oil. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Ontario, Canada and East Chicago, Indiana. The plant in Ontario has an annual capacity of 34 million gallons of used oil per year. The East Chicago re-refinery started production in May, 1991, with an initial capacity of 50 million gallons of used oil per year. The East Chicago re-refinery's capacity was expanded in 1992 and 1993 to its current capacity of 85 million gallons per year. Waste oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial fuels or, to a small extent, sold unprocessed for direct use as a fuel in certain industrial applications for which such oil is suitable.

EUROPE

  In 1990, the Company adopted a strategy to develop its SQG Resource Recovery and Envirosystems Services business in Europe directly to the extent it is practicable to do so. During 1990 and 1992 the Company made a series of acquisitions which included Germany's largest solvent recycler, two German parts cleaner service companies, and the interests of its joint venture partners in the French, Belgian, Italian and Spanish parts cleaner operations. The Company primarily provides the Automotive/Retail Repair and Paint Refinishing services in Europe. The Company's German operations also offer the Envirosystems recycling service. The Company will be introducing its Fluid Recovery Services in the United Kingdom during 1994.

PRIMARY RAW MATERIALS

  The primary hydrocarbon material used in the Company's Parts Cleaner Service is a middle distillate naphtha product and is purchased from petroleum refiners and suppliers through short-term purchase orders. It is not possible for the Company to accurately estimate the effect of possible future petroleum product shortages on the Company's operations or those of its customers. At the present time, the Company expects to be able to purchase required quantities of such solvent at acceptable prices. For a discussion of the effect of petroleum product price changes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Petroleum Product Price Changes", appearing on page 23 of the Annual Report, which is incorporated herein by reference.

  The Company purchases a wide variety of other products and raw materials and has not experienced any major shortages in the past. The Company believes that sufficient alternative sources are available should it become necessary to replace its current sources of supply for these products and materials.

COMPETITIVE CONDITIONS

  The Company is the market leader in the United States in its Parts Cleaner, Paint Refinishing, Dry Cleaner and Oil Recovery services. In these services, the Company generally competes with local or smaller regional companies. In its Fluid Recovery Service, the Company generally competes with many firms engaged in the transportation, brokerage and/or disposal of hazardous wastes through recycling, fuels programs or incineration. In its Envirosystems Services, the Company competes with many recyclers of spent solvents, as well as many firms engaged in hazardous waste disposal through fuels programs or incineration.

  The principal methods of competition for all of the Company's services are price, quality, reliability of service rendered and technical proficiency in handling hazardous wastes properly. Knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes, since the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes, even if they employ companies which have proper permits and licenses. The Company believes that its reputation and financial strength are important considerations to its customers in selecting and continuing to utilize the Company's services.

PATENTS

  The Company owns unexpired patents covering three of its cleaning units and certain related accessories. The Company has an exclusive license to use a patented cyclonic separator in parts cleaner applications. In the Company's opinion, however, the continued conduct of its business operations does not depend upon the existence of these patents.

EMPLOYEES

  At January 1, 1994, the Company had approximately 6,600 employees.

REGULATION

  Overview. Domestic and foreign governmental regulations applicable to the Company's business govern, among other things: the handling of a number of substances collected by the Company which are classified as hazardous wastes under these regulations; the operation of the facilities at which the Company stores or processes the substances it collects; and the ultimate disposal of waste the Company removes from the substances it collects.

  Operating permits are generally required by federal and state environmental agencies for the Company's branch, accumulation center, solvent recycling, fuel blending and oil processing facilities. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify or deny issuance or renewal of these permits. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual chemical wastes, operating procedures, stormwater and wastewater discharges, fire protection, worker and community right-to-know and emergency response plans. Air and water pollution regulations govern certain operations at the Company's facilities. Safety standards under the Occupational Safety and Health Act in the United States and similar foreign laws are also applicable. Governmental regulations also apply to the operation of vehicles used by the Company to transport the substances it collects and distributes, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements. Similar regulations apply to the Company's Canadian operations.

  In general, environmental requirements are not as strict in countries in which the Company operates outside North America, but there is a general trend in Europe and other countries to strengthen environmental requirements. An increase in governmental requirements for the treatment of any particular material increases the value to the customer of the Company's capability to treat the material in an environmentally responsible manner.

  The Company has an internal staff of lawyers, engineers, geologists, hydrogeologists, chemists and safety professionals whose responsibility is to monitor the Company's compliance with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety.

RCRA Requirements

  The Resource Conservation and Recovery Act of 1976 ("RCRA") established a national program which classified various substances as "hazardous wastes", established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed). With the exception of used oil and antifreeze, most substances collected by the Company from its customers are classified as hazardous wastes under RCRA. A major component of the service the Company provides is to assist customers in managing their wastes in compliance with applicable governmental requirements.

  RCRA imposes requirements which must be met by facilities used to store, treat and dispose of hazardous wastes. Operators of waste storage, disposal and treatment facilities must obtain a permit from federal or authorized state governmental authorities to be able to continue to operate those facilities. The Company submitted all required permit applications for full operating permits in advance of the federally-imposed permit application deadline in November, 1988. These applications cover the Company's branches, accumulation centers, solvent recycling and fuel blending facilities. More than half of these permits have been issued. The Company has obtained interim permitted status or other authorization by federal or state authorities for its remaining storage, recycling and fuel blending facilities which allows it to continue to operate those facilities until final action is taken on the Company's pending permit applications. The Company will not pursue final permits for some of its facilities, in which case the Company will be able to continue its operations, in accordance with governmental requirements, by limiting the activities at these facilities to transfer operations.

  In September, 1992, the United States Environmental Protection Agency ("EPA") finalized regulations that govern the management of used oils. Used oil is classified as a hazardous waste under certain state laws, although it is not so classified under federal law. The Company builds and operates its used oil facilities to standards similar to those required for hazardous waste facilities, and believes that its oil management standards are more protective of human health and the environment than current federal standards.

  Most of the fluids collected by the Company's Envirosystems and Fluid Recovery Services are processed into fuel to be burned in kilns used in the production of cement. The majority of this waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. In August, 1991, these cement kilns became subject to regulations which govern the burning of hazardous wastes in boilers and industrial furnaces ("BIF"). Facilities covered by the BIF regulations were required to submit certifications of compliance by August 1, 1992 or to obtain approvals from the relevant governmental authority to extend the deadline for submission of certification. Every BIF facility that elects to continue to burn hazardous waste will also be required to obtain a RCRA operating permit. All of the kilns with which the Company has exclusive supply contracts have either obtained their compliance certifications or are in the process of doing so pursuant to an authorized extension.

  In May, 1993, U.S. EPA Administrator Carol Browner announced an initiative to bring BIF facilities under the control of facility-specific permits. In this announcement, the EPA made it clear that facilities awaiting permits under the BIF regulations, such as cement kilns, would be among the first priorities to be permitted. This permitting initiative will involve tighter scrutiny of these kilns and may require more stringent performance standards. It is possible that data generated during the permit process in 1994 may provide sufficient information for decisions to be made regarding continued use of hazardous waste-derived fuels by certain cement kilns in the U.S. It is, therefore, anticipated that a certain percentage of the cement kilns presently burning hazardous waste derived fuels will need to make significant investments to achieve permit compliance or may decide to cease the practice of using these fuels.

  None of the kilns utilized by the Company for disposition of the waste it collects are owned by the Company, and the kiln operators are primarily responsible for compliance with the new regulations; however, the Company is taking an active role in assisting the kilns with which it has exclusive contracts in complying with such regulations. For a discussion of the impact of the BIF regulations on the Company's results and operations, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 22 of the Annual Report.

Clean Air Act

  The Clean Air Act (CAA) was passed by Congress to control the emissions of pollutants to the air, and requires permits to be obtained for certain sources. In 1990, Congress amended the Clean Air Act (the "Clean Air Act Amendments" or the "CAAAs") to require further reductions of air pollutants with specific targets for nonattainment areas in order to meet certain ambient air quality standards. In addition, the CAAAs require the EPA to promulgate regulations which (i) control emissions of 189 toxic air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement. The Company is preparing the information necessary to apply for operating permits for those facilities which require such permits.

  In order to meet certain ozone attainment standards, states are required to promulgate regulations which will result in the reduction of volatile organic compound (VOC) emissions by 15% by 1996. This will require emission reductions at the Company's recycle centers and branches and could affect its solvents used in nonattainment areas. The Company is working with the EPA and appropriate state and local agencies regarding the regulation of its parts cleaner and paint spray gun cleaner operations.

  Furthermore, for new vehicles purchased after 1998, the Company will be required to purchase a certain percentage of clean-fuel-burning vehicles operated in nonattainment areas. The Company will also be required to implement Employee Commute Reduction Plans, by providing car and van pooling, in non-attainment areas where the Company has more than 100 employees.

Regulatory Fees and Taxes

  State and local authorities are increasingly adopting legislation and regulations which impose various taxes, assessments and fees upon the generators, transporters and handlers of waste and hazardous waste. The Company may or may not be able to pass on such taxes and fees to its customers through price increases, depending on competitive alternatives.

CERCLA and Related Requirements

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") was originally enacted in December, 1980, and amended in 1986 by the Superfund Amendments and Reauthorization Act ("SARA"). Federal funding for the CERCLA program was reauthorized in 1990. CERCLA creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties" ("PRPs"). Most EPA cleanup efforts are at sites listed or proposed for listing on the National Priorities List ("NPL"). Various states have also enacted statutes which contain provisions substantially similar to CERCLA.

  Generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous release sites, are made strictly, jointly and severally liable for the clean-up costs with respect to releases and threatened releases of CERCLA-regulated "hazardous substances." Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

  A large portion of the materials collected by the Company are recycled or converted into materials, such as industrial fuels, which may be used for another purpose. The amount of material that the Company deposits at waste sites is accordingly small in relation to the volume of materials collected by the Company and the Company is actively engaged in a waste minimization program to reduce this small amount even further.

  Most of the Company's potential CERCLA responsibilities stem from certain historic disposal practices in the 1970's. These practices were stopped in the mid-to-late 1970's with the development of expanded recycling technology. The Company has been a relatively small contributor in most waste disposal sites utilized by the Company.

  Proceedings are currently pending involving several sites with respect to which the Company has been notified by the EPA or the appropriate state agency that the Company may be a PRP. The Company is participating in settlement discussions with the parties and the government at these sites. The Company's volumetric share of the total waste at a majority of these sites is among the smallest of the PRPs and the Company has a larger volumetric share at a minority of these sites. Management does not believe that its ultimate liability at the sites will be material to its financial condition, based on the current proposals for remediation, the identification of other companies as contributors of waste to these sites and the Company's volumetric share of the total waste at these sites. The EPA has requested information from the Company to ascertain if it may be a PRP at several other sites, but the Company has no record of having dealings with any of these other sites. The Company has already settled its liability at fourteen superfund sites.

Capital and Certain Other Expenditures Related to the Environment

  A portion of the capital expenditures of the Company are, directly or indirectly, related to protection of the environment and the prevention of discharge of waste materials into the environment. Estimated capital expenditures relating to compliance with current environmental laws and regulations in the Company's existing business approximate $4 million for the year 1994 and $10 million in the aggregate, for the years 1995 through 1998.

  The Company implemented a plan in 1988 to relocate many of its U.S. branch facilities over the succeeding five years and to remove most of the underground storage tanks at its facilities, including the removal of single-wall underground storage tanks at substantially all branches that had such tanks. The plan has been substantially completed. The Company believes that moving to above-ground storage or double-wall underground storage tanks will reduce the possibility that the Company's ongoing operations will cause soil or groundwater contamination.

  When the Company discontinues using or, in certain cases, changes the use of a hazardous waste management unit, formal closure procedures must be followed. These closure procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial cleanup work at the site. In addition, at certain of the Company's other operating sites, remedial cleanup work is required as part of the RCRA Corrective Action Program or other state and federal programs. As more fully described in Note 9 to the Consolidated Financial Statements appearing on pages 38 and 39 of the Annual Report, the Company has accrued liabilities of approximately $67 million as of January 1, 1994 for facility closures, remedial cleanup work, superfund site liability and certain other environmental expenses related to all operating and previously closed sites.

Enforcement Actions

  The Company's goal is to fully comply with all environmental regulations and other governmental requirements. The Company has instituted several programs to enhance compliance, including suspending site operations if appropriate corrective actions are not taken to remedy potential defects, and the creation of Compliance Commitment Teams at each branch. These teams perform local inspections and training, and are designed to develop and improve a local site's capacity to manage and improve its own environmental operations. The Company also regularly conducts corporate training courses and seminars focused on environmental control and safety regulations, in addition to on-going weekly field training for its site employees.

  In spite of the Company's goal to fully comply with all environmental regulations, from time to time it is likely that the nature of the Company's business will cause it to incur governmental fines and penalties as a consequence of its business operations. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies. In 1991, throughout its United States facilities, 201 regulatory proceedings were brought by state or federal authorities against the Company. In 1992, this number was reduced by 29% to
142. This number was reduced again in 1993 to 136. Administrative actions received by the Company are counted in the year received, regardless of when the original inspection was conducted. A number of the proceedings brought in 1993 resulted from inspections performed in previous years. Of these administrative actions in 1993, approximately 27% of the alleged deficiencies related to incomplete or incorrect paperwork such as labeling, manifesting and other shipping documents. Alleged defects in site operating records, training record keeping and other site paperwork accounted for an additional 26% of these allegations. The Company processed over one million manifests and completed several million individual drum labels in 1993. Throughout its facility network, the Company maintains over 200 sets of operating records and logs in which millions of individual entries are made annually. A clerical error on a manifest, drum label or site paperwork can result in a violation notice.

  From time to time, the Company becomes subject to claims which allege more than technical violations or in which the claimant seeks remedies which involve potentially higher costs than routine technical violation claims. These claims can be brought by either governmental authorities or private claimants. The relief sought can involve remediation of the alleged environmental damage, payment of damages, and (in the case of claims brought by governmental authorities), fines and penalties.

  In some cases of this type, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Ten such proceedings were pending against the Company at January 1, 1994. In these cases, the governmental authorities may allege, among other things, that at certain of the Company's facilities, the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage and waste handling violations.

  The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms.

The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon. The Company paid approximately $1 million in 1993 for environmental fines and penalties.

  Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability on the cases now pending will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written in a way in which the Company's potential liability can be large, and it is always possible that the Company's actual liability on any particular environmental claim will prove to be larger than anticipated by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's earnings for that period.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND INDUSTRY SEGMENTS

  The Company operates primarily in one business segment-providing generators of hazardous and non-hazardous liquid wastes with liquid recovery services. For a discussion of financial information relating to foreign and domestic operations and industry segments refer to Note 3 to the Consolidated Financial Statements appearing on pages 32 and 33 of the Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are:

   NAME      AGE                            POSITION
   ----      ---                            --------
Donald W.    63  Chairman, Chief Executive Officer and Director
 Brinckman
John G.      53  President, Chief Operating Officer and Director
 Johnson
 Jr.
Hyman K.     39  Senior Vice President General Counsel
 Bielsky
Robert J.    56  Senior Vice President Human Resources
 Burian
Michael H.   46  Senior Vice President Marketing
 Carney
Glenn R.     36  Vice President Engineering
 Casbourne
Joseph       48  Senior Vice President Processing, Engineering and Oil Recovery
 Chalhoub
David A.     53  Senior Vice President North American Sales and Service
 Dattilo
Scott E.     39  Senior Vice President Environment, Health and Safety
 Fore
F. Henry     40  Senior Vice President Strategic/Environmental Planning
 Habicht
William P.   51  Senior Vice President Operations and Information
 Kasko
Wallace K.   54  Vice President Information Systems
 Louder
Clark J.     56  Vice President Technical Services
 Rose
Robert W.    46  Senior Vice President Finance and Secretary
 Willmschen
 Jr.
Laurence M.  48  Treasurer
 Rudnick
John         47  Controller
 Rycombel

  Mr. Brinckman has been Chief Executive Officer of the Company since 1968. He served as President of the Company from 1968 to August, 1990, and December, 1991 to May, 1993. Mr Brinckman was elected Chairman of the Company's Board of Directors in August, 1990. Mr. Brinckman is also a director of Johnson Worldwide Associates, Inc., Racine, Wisconsin, Paychex, Inc., Rochester, New York and Snap-On Tools Corporation, Kenosha, Wisconsin. Mr. Brinckman is Chairman of the Executive Committee.

  Mr. Johnson joined the Company in January, 1993, as Assistant to the Chairman/CEO and was elected President, Chief Operating Officer and Director in May, 1993. Prior to joining the Company, he served as Senior Vice President since 1985 and Director of ARCO Chemical Company and President of ARCO Chemical Americas, a division of ARCO Chemical Company, since 1987.

  Mr. Bielsky was elected Senior Vice President General Counsel in May, 1993. Mr. Bielsky served as Assistant General Counsel-Commercial since January, 1990, and as Associate Counsel since joining the Company in 1987.

  Mr. Burian was appointed Senior Vice President Human Resources in May, 1993. He served as Senior Vice President Administration since August, 1990. Mr. Burian joined the Company in July, 1986, as Vice President Personnel.

  Mr. Carney was elected Senior Vice President Marketing in August, 1990. He served as Vice President Marketing since May, 1987. He joined the Company in 1976, serving in various marketing positions until his appointment to Vice President Marketing.

  Mr. Casbourne was named Vice President Engineering in August, 1991. He served as Vice President Engineering for the Oil Recovery Division since January, 1990. Prior to this, he served in various engineering capacities in the Company's Oil Recovery Division and its predecessor, Breslube Enterprises, since 1987.

  Mr. Chalhoub was elected Senior Vice President, Oil Recovery Division in August, 1990. In August, 1991, Mr. Chalhoub was assigned the additional responsibilities of overseeing the processing and engineering departments. He served as Vice President Oil Recovery Division since February, 1990. He has served as President of the Company's former subsidiary, Breslube Holding Corp., since May, 1987.

  Mr. Dattilo was named Senior Vice President North American Sales and Service in August, 1990. He served as Vice President Corporate Branch Sales and Service since January, 1980.

  Mr. Fore was elected Senior Vice President Environment, Health and Safety in May, 1993. He served as Vice President Environment, Health and Safety since August, 1987, and was previously Associate General Counsel since joining the Company in 1985.

  Mr. Habicht joined the Company in March, 1993, as Senior Vice President, and in May, 1993, he was elected Senior Vice President Strategic/Environmental Planning. Prior to joining the Company, he served as Deputy Administrator of the U.S. Environmental Protection Agency from 1989 to 1992. From 1987 to 1989 Mr. Habicht was Vice President of William D. Ruckelshaus Associates, an environmental consulting firm.

  Mr. Kasko was elected Senior Vice President Operations and Information in August, 1990. He previously served as Vice President Operations since 1981.

  Mr. Louder was named Vice President Information Systems in May, 1983, after serving as Information Systems Manager since joining the Company in July, 1981.

  Mr. Rose was named Vice President Technical Services in August, 1989, after serving as Manager of Recycle Center Operations since joining the Company in June, 1984.

  Mr. Willmschen was named Senior Vice President Finance in August, 1990. He served as Vice President Finance and Secretary since February, 1982.

  Mr. Rudnick joined the Company in September, 1979, and was appointed Treasurer in January, 1980.

  Mr. Rycombel was named Controller in September, 1990. Previously, he served as Assistant Controller since 1981.

ITEM 2. PROPERTIES

  The Company owns 13 solvent recycling plants in the U.S., Puerto Rico, the United Kingdom and Germany. In total, these plants have an annual recycling capacity of 70 million gallons of parts cleaner solvents and 45 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 10 million gallons. In addition, the Company owns 3 fuel blending facilities, located on leased land, which have combined storage capacity of approximately 2.4 million gallons.

  The Company owns 2 oil re-refining plants with a combined annual re-refining capacity of 119 million gallons. These plants are located in Ontario, Canada and East Chicago, Indiana.

  The Company leases 5 distribution facilities and owns 3 distribution facilities in the U.S., United Kingdom and Germany, averaging approximately 45,000 square feet. The Company has 18 accumulation centers across the U.S. Of these, 12 are owned and 6 are leased. A typical accumulation center is approximately 8,000 square feet. These centers serve branches by collecting drums of waste from the Fluid Recovery Service, Dry Cleaner Service, Paint Refinishing Service and other small quantity generator services. As truck load quantities are collected, they are transported from the accumulation centers to the recycling plants.

  In North America, Germany, France, Belgium, Italy, Spain, the Republic of Ireland and the United Kingdom, the Company's sales and service representatives operate out of 248 branch facilities. Of these, approximately 50% are leased and 50% are owned. A typical branch is approximately 8,000 square feet.

  The Company owns a 106,000 square foot plant in New Berlin, Wisconsin, where parts cleaner machines and buffing pads are manufactured.

  The Company and its subsidiaries operate approximately 2,600 van-type vehicles, 240 straight tanker-type service vehicles, 520 pieces of over-the-road equipment and 350 branch management vehicles, substantially all of which are owned. The Company also leases approximately 350 railroad tanker cars.

  The Company owns a 285,000 square foot corporate headquarters building located in Elgin, Illinois and a 66,000 square foot Technical Center located in Elk Grove Village, Illinois. The Company also owns a 128,000 square foot office building located in Elgin, Illinois, which is being marketed for sale or lease.

ITEM 3. LEGAL PROCEEDINGS

  The Company and certain of its officers and directors were named as defendants in two lawsuits brought by individual shareholders. Both lawsuits are currently pending in the United States District Court located in Chicago, Illinois. In the first case, which was filed on August 7, 1992, plaintiffs allege that defendants issued a series of public statements in press releases, interviews, filings with the Securities and Exchange Commission and annual and quarterly reports to shareholders that were misleading because they did not include certain information concerning waste fluid storage problems in Puerto Rico. In the second case, which was filed on December 18, 1992, plaintiffs allege that defendants failed to make timely correction of overestimates of the Company's earnings for the seventeen-week interim reporting period ended January 2, 1993 and that defendants are responsible for other alleged misstatements and omissions.

  These lawsuits have been consolidated for purposes of settlement. On March 14, 1994 the class representatives and defendants in the consolidated action entered into a settlement agreement. The settlement is subject, among other things, to court approval. Under the settlement agreement, the defendants have denied all allegations of wrongdoing or liability, but have agreed to settle the cases to avoid lengthy and time consuming litigation and the burden, inconvenience and expense associated with continuing the litigation.

  The agreement provides for the payment of $3.575 million for the settlement of all class claims, notice expenses, fees and expenses of plaintiffs' counsel and other administrative fees and expenses related to the settlement. The Company's insurance carrier has agreed to pay the majority of this settlement. The remainder will be paid by the Company.

  Reference is made to "Item 1. Business," subcaption "Regulation," for information concerning certain environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth interim period of the fiscal year ended January 1, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The "Market and Dividend Information" appearing on page 41 of the Annual Report is incorporated herein by reference in response to information required by Item 5.

ITEM 6. SELECTED FINANCIAL DATA

  The "Selected Financial Data" appearing on page 27 of the Annual Report is incorporated herein by reference in response to information required by Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 22 to 27 of the Annual Report is incorporated herein by reference in response to information required by Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The "Report of Independent Public Accountants", Consolidated Financial Statements and "Notes to Consolidated Financial Statements" appearing on pages 28 to 39 of the Annual Report are incorporated herein by reference in response to information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 with respect to executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K. The information set forth under the headings "PROPOSAL 1: ELECTION OF DIRECTORS" and "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive proxy statement for the May 13, 1994 Annual Meeting of Shareholders (the "Proxy Statement") is herein incorporated by reference in response to the other information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement is herein incorporated by reference in response to Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the heading "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is herein incorporated by reference in response to Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the headings "EXECUTIVE COMPENSATION", "CERTAIN RELATIONSHIPS" and "DIRECTORS' COMMITTEES, MEETINGS AND COMPENSATION" in the Proxy Statement is herein incorporated by reference in response to Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Item 14(a)1. List of Financial Statements.

    The following consolidated financial statements of the Company included on pages 28 to 39 of the Annual Report to Shareholders for the year ended January 1, 1994 are incorporated by reference:

    Consolidated Balance Sheets as of January 1, 1994 and January 2, 1993.

    Consolidated Statements of Operations for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991.

    Consolidated Statements of Cash Flows for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991.

    Consolidated Statements of Shareholders' Equity for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991.

    Notes to Consolidated Financial Statements.

  Item 14(a)2. Financial Statement Schedules.

    The following Consolidated Financial Statement Schedules of Safety-Kleen Corp. and Subsidiaries are included in response to Item 14(d):

                                                                           PAGE
                                                                           NO.
                                                                           ----
     Report of Independent Public Accountants.............................  18
     Schedule V--Equipment at Customers and Property......................  19
     Schedule VI--Accumulated Depreciation of Equipment at Customers and
     Property.............................................................  20
     Schedule VIII--Allowance for Doubtful Accounts.......................  21
     Schedule X--Supplementary Income Statement Information...............  22

    Schedules other than those listed above are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

  Item 14(a)3. List of Exhibits.

     NUMBER                              DESCRIPTION
     ------                              -----------
      3.1      Articles of Incorporation of the Registrant. (4)
      3.2      By-Laws of the Registrant. (4)
      3.3      Form of Rights Agreement, dated November 9, 1988, between
               Safety-Kleen Corp. and the First National Bank of Chicago. (1)
      4.1      Indenture Agreement dated August 15, 1989, between Safety-Kleen
               Corp. and the Chase Manhattan Bank, executed in connection with the Company's issuance and sale from time to time of up to $200 million aggregate principal amount of Debt Securities. (2)
      4.2      Board of Directors' Resolution executed in connection with the issuance and sale of $100 million aggregate principal amount of
               9.25% Senior Notes due September 15, 1999. (2)

     NUMBER                               DESCRIPTION
     ------                               -----------
      4.3      Board of Directors' Resolution executed in connection with the future issuance and sale of up to $100 million aggregate
               principal amount of Series A Medium Term Notes. (2)
     10.1      Safety-Kleen Management Incentive Plan.*
     10.2      Employment Contract dated February 5, 1988, as amended August
               16, 1988, between Donald W. Brinckman (Chairman of the Board)
               and Safety-Kleen
               Corp. (1)
     10.3      Employment Agreement and Addendum to Severance Agreement dated
               January 11, 1993, between John G. Johnson, Jr. and Safety-Kleen
               Corp.*
     10.4      Safety-Kleen Corp. 1985 Stock Option Plan. (3)*
     10.5      Form of Safety-Kleen Corp. Severance Agreement. (3)*
     10.5.1    Schedule of Participants to Safety-Kleen Corp. Severance
               Agreement.*
     10.6      Safety-Kleen Corp. 1988 Non-Qualified Stock Option Plan for
               Outside Directors. (1)*
     10.7      Safety-Kleen Corp. 1993 Stock Option Plan. (5)*
     10.8      Credit Agreement dated March 25, 1988, among the Chase Manhattan
               Bank, N.A., The Northern Trust Company, the NBD Bank, N.A. and
               the First National Bank of Chicago. (5)
     10.8.1    First Amendment dated December 30, 1988, to Credit Agreement dated March 25, 1988. (5)
     10.8.2    Second Amendment dated March 22, 1991, to Credit Agreement dated
               March 25, 1988. (5)
     10.8.3    Third Amendment and Consent dated December 1, 1993, to Credit
               Agreement dated March 25, 1988.
     10.9      Credit Agreement dated March 20, 1992, among the Chase Manhattan
               Bank, N.A., the Northern Trust Company, the NBD Bank, N.A. and
               the First National Bank of Chicago. (5)
     10.9.1    Amendment No. 1 and Consent dated December 1, 1993, to Credit
               Agreement dated March 20, 1992.
     10.10     Safety-Kleen Corp. Excess Benefit Plan. (5)*
     13        Annual Report to Shareholders for the year ended January 1,
               1994.
     21        Subsidiaries of the Registrant. (3)
     23        Consent of Experts.

    -------------------------
    (1) Previously filed and incorporated herein by reference from Registrant's Current Report on Form 8-K, dated November 10, 1988.
    (2) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1989.
    (3) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
    (4) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

    (5) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

      *Indicates each management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      (Copies of these exhibits can be obtained from the Company for its reasonable out-of-pocket expense for furnishing such copies.)

  Item 14(b). Reports on Form 8-K.

      On December 15, 1993, the Company filed a current report on Form 8-K with the Commission to disclose the details of its restructuring plan.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Safety-Kleen Corp.

        Date: March 25, 1994              By: /s/ Robert W. Willmschen, Jr.
- -------------------------------------     -------------------------------------
                                            Senior Vice President Finance
                                              and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Donald W. Brinckman
- ------------------------------------
        Donald W. Brinckman          Chairman, Chief Executive
                                      Officer, and Director          March 25, 1994
      /s/ John G. Johnson, Jr.
- ------------------------------------
        John G. Johnson, Jr.         President, Chief Operating
                                      Officer and Director           March 25, 1994
   /s/ Robert W. Willmschen, Jr.
- ------------------------------------
     Robert W. Willmschen, Jr.       Senior Vice President
                                      Finance, Chief Financial
                                      Officer                        March 25, 1994
         /s/ John Rycombel
- ------------------------------------
           John Rycombel             Controller, Chief Accounting
                                      Officer                        March 25, 1994

- ------------------------------------
          Kenneth L. Block           Director
       /s/ Richard T. Farmer
- ------------------------------------
         Richard T. Farmer           Director                        March 25, 1994
       /s/ Russell A. Gwillim
- ------------------------------------
         Russell A. Gwillim          Director                        March 25, 1994
       /s/ Edgar D. Jannotta
- ------------------------------------
         Edgar D. Jannotta           Director                        March 25, 1994
         /s/ Karl G. Otzen
- ------------------------------------
           Karl G. Otzen             Director                        March 25, 1994
        /s/ Paul D. Schrage
- ------------------------------------
          Paul D. Schrage            Director                        March 25, 1994
         /s/ W. Gordon Wood
- ------------------------------------
           W. Gordon Wood            Director                        March 25, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Safety-Kleen Corp.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Safety-Kleen Corp. annual report to shareholders incorporated by reference into this Form 10-K, and have issued our report thereon dated February 10, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the changes in the methods of accounting for post-retirement benefits other than pensions and accounting for income taxes, effective December 29, 1991, as discussed in Notes 7 and 8 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedules V, VI, VIII and X are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN & CO.
                                          Arthur Andersen & Co.

Chicago, Illinois,
February 10, 1994

                                                                     SCHEDULE V

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES

                      EQUIPMENT AT CUSTOMERS AND PROPERTY

                   FOR THE THREE YEARS ENDED JANUARY 1, 1994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          BALANCE
                            AT                           WRITEDOWN DUE            BALANCE
                         BEGINNING ADDITIONS                   TO                  AT END
                          OF YEAR   AT COST  RETIREMENTS RESTRUCTURE(1) OTHER(2)  OF YEAR
                         --------- --------- ----------- -------------- --------  --------
                                             (EXPRESSED IN THOUSANDS)
Year ended December 28,
 1991:
  Equipment at
   customers............ $ 94,534  $ 23,581    $ 9,123          --      $    551  $109,543
                         ========  ========    =======      =======     ========  ========
  Land.................. $ 33,912  $  6,758    $   240          --      $    704  $ 41,134
  Building and
   improvements.........  127,431    40,203        407          --        (2,297)  164,930
  Leasehold
   improvements.........   22,895     2,371         62          --          (334)   24,870
  Machinery and
   equipment............  244,208    76,985      1,517          --           835   320,511
  Autos and trucks......  110,126    31,764      4,644          --           (34)  137,212
                         --------  --------    -------      -------     --------  --------
                         $538,572  $158,081    $ 6,870          --      $ (1,126) $688,657
                         ========  ========    =======      =======     ========  ========
Year ended January 2,
 1993:
  Equipment at
   customers............ $109,543  $ 16,505    $ 9,906          --      $ (3,019) $113,123
                         ========  ========    =======      =======     ========  ========
  Land.................. $ 41,134  $  4,814    $    92          --      $ (1,041) $ 44,815
  Building and
   improvements.........  164,930    49,635        144          --        (3,467)  210,954
  Leasehold
   improvements.........   24,870     6,819        504          --        (1,236)   29,949
  Machinery and
   equipment............  320,511    54,973      8,798          --        (6,803)  359,883
  Autos and trucks......  137,212    16,596      7,540          --        (3,313)  142,955
                         --------  --------    -------      -------     --------  --------
                         $688,657  $132,837    $17,078          --      $(15,860) $788,556
                         ========  ========    =======      =======     ========  ========
Year ended January 1,
 1994:
  Equipment at
   customers............ $113,123  $ 20,846    $13,794      $26,489     $    262  $ 93,948
                         ========  ========    =======      =======     ========  ========
  Land.................. $ 44,815  $  5,213    $ 2,044      $   932     $   (401) $ 46,651
  Building and
   improvements.........  210,954    24,294      2,423        9,033         (711)  223,081
  Leasehold
   improvements.........   29,949     3,550      2,326        1,231         (668)   29,274
  Machinery and
   equipment............  359,883    30,647      6,656       41,181         (699)  341,994
  Autos and trucks......  142,955    11,287      7,205          215         (632)  146,190
                         --------  --------    -------      -------     --------  --------
                         $788,556  $ 74,991    $20,654      $52,592     $ (3,111) $787,190
                         ========  ========    =======      =======     ========  ========

NOTES:

1. The Company implemented a restructuring plan during the fourth interim period of the fiscal year ended January 1, 1994. For a further discussion of the restructuring plan, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Special Charges" on page 26 of the Annual Report.

2. "Other" in all years includes cumulative translation adjustments. Other, for fiscal years ended December 28, 1991 and January 2, 1993, also includes the reclassification of property from leasehold improvements to buildings and improvements and machinery and equipment to reflect the Company's purchase of previously leased facilities.

3. Depreciation is computed principally using the straight-line method. Generally, the rates of depreciation are 2.5% for buildings and improvements, 10.0% for leasehold improvements, and 5.0% to 33.3% for machinery and equipment, and equipment at customers. Depreciation of autos and trucks is computed using the straight-line and sum-of-years-digits methods. Auto and truck lives range from four to ten years.
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

                                                                    SCHEDULE VI

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES

        ACCUMULATED DEPRECIATION OF EQUIPMENT AT CUSTOMERS AND PROPERTY

                   FOR THE THREE YEARS ENDED JANUARY 1, 1994
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    ADDITIONS
                         BALANCE AT  CHARGED              WRITEDOWN DUE            BALANCE
                         BEGINNING  TO COST &                   TO                  AT END
                          OF YEAR    EXPENSE  RETIREMENTS RESTRUCTURE(1) OTHER(2)  OF YEAR
                         ---------- --------- ----------- -------------- --------  --------
                                               (EXPRESSED IN THOUSANDS)
Year ended December 28,
 1991:
  Equipment at
   customers............  $ 31,372   $ 6,470    $ 7,678          --      $   554   $ 30,718
                          ========   =======    =======      =======     =======   ========
  Building and
   improvements.........  $ 12,302   $ 5,998    $    20          --      $  (729)  $ 17,551
  Leasehold
   improvements.........    11,596     2,593          5          --          813     14,997
  Machinery and
   equipment............    54,164    19,795        419          --          (15)    73,525
  Autos and trucks......    45,493    16,379      4,615          --          697     57,954
                          --------   -------    -------      -------     -------   --------
                          $123,555   $44,765    $ 5,059          --      $   766   $164,027
                          ========   =======    =======      =======     =======   ========
Year ended January 2,
 1993:
  Equipment at
   customers............  $ 30,718   $10,920    $ 6,863          --      $(2,064)  $ 32,711
                          ========   =======    =======      =======     =======   ========
  Building and
   improvements.........  $ 17,551   $ 6,266    $    33          --      $(2,066)  $ 21,718
  Leasehold
   improvements.........    14,997     3,364        308          --          522     18,575
  Machinery and
   equipment............    73,525    23,213      2,057          --       (3,401)    91,280
  Autos and trucks......    57,954    19,951      6,958          --        1,079     72,026
                          --------   -------    -------      -------     -------   --------
                          $164,027   $52,794    $ 9,356          --      $(3,866)  $203,599
                          ========   =======    =======      =======     =======   ========
Year ended January 1,
 1994:
  Equipment at
   customers............  $ 32,711   $ 9,297    $10,261      $ 1,822     $   997   $ 30,922
                          ========   =======    =======      =======     =======   ========
  Building and
   improvements.........  $ 21,718   $ 7,559    $   583      $ 1,564     $(2,172)  $ 24,958
  Leasehold
   improvements.........    18,575     3,013      1,970           84       1,812     21,346
  Machinery and
   equipment............    91,280    27,643      6,249       10,081       2,304    104,897
  Auto and trucks.......    72,026    18,296      6,096          124      (1,332)    82,770
                          --------   -------    -------      -------     -------   --------
                          $203,599   $56,511    $14,898      $11,853     $   612   $233,971
                          ========   =======    =======      =======     =======   ========

NOTES:

1. The Company implemented a restructuring plan during the fourth interim period of the fiscal year ended January 1, 1994. For a further discussion of the restructuring plan, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Special Charges" on page 26 of the Annual Report.

2. "Other" in all years includes cumulative translation adjustments. Other, for fiscal years ended December 28, 1991 and January 2, 1993, also include the reclassification of property from leasehold improvements to buildings and improvements and machinery and equipment to reflect the Company's purchase of previously leased facilities.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                   FOR THE THREE YEARS ENDED JANUARY 1, 1994
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                      FISCAL YEAR ENDED
                                              ----------------------------------
                                              JANUARY 1, JANUARY 2, DECEMBER 28,
                                                 1994       1993        1991
                                              ---------- ---------- ------------
                                                   (EXPRESSED IN THOUSANDS)
Balance at beginning of year.................  $ 7,399    $ 7,250     $ 5,278
Provision charged to operating expenses......    6,822      7,053       6,921
Write-offs net of recoveries.................   (5,789)    (6,904)     (4,949)
                                               -------    -------     -------
Balance at end of year.......................  $ 8,432    $ 7,399     $ 7,250
                                               =======    =======     =======



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                      SCHEDULE X

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   FOR THE THREE YEARS ENDED JANUARY 1, 1994
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  FISCAL YEAR ENDED
                          ----------------------------------
                          JANUARY 1, JANUARY 2, DECEMBER 28,
                             1994       1993        1991
                          ---------- ---------- ------------
                               (EXPRESSED IN THOUSANDS)
Maintenance and repairs.   $31,627    $28,579     $26,450
                           =======    =======     =======
Amortization of
 Intangible and Other
 Assets.................   $15,525    $11,939     $ 9,068
                           =======    =======     =======
Taxes other than income
 or payroll.............   $11,202    $10,197     $ 8,597
                           =======    =======     =======

NOTE:

  Royalties and advertising costs individually are less than 1% of consolidated revenue.



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                EXHIBIT INDEX

     NUMBER                              DESCRIPTION
     ------                              -----------
      3.1      Articles of Incorporation of the Registrant. (4)
      3.2      By-Laws of the Registrant. (4)
      3.3      Form of Rights Agreement, dated November 9, 1988, between
               Safety-Kleen Corp. and the First National Bank of Chicago. (1)
      4.1      Indenture Agreement dated August 15, 1989, between Safety-Kleen
               Corp. and the Chase Manhattan Bank, executed in connection with the Company's issuance and sale from time to time of up to $200 million aggregate principal amount of Debt Securities. (2)
      4.2      Board of Directors' Resolution executed in connection with the issuance and sale of $100 million aggregate principal amount of
               9.25% Senior Notes due September 15, 1999. (2)
      4.3      Board of Directors' Resolution executed in connection with the future issuance and sale of up to $100 million aggregate
               principal amount of Series A Medium Term Notes. (2)
     10.1      Safety-Kleen Management Incentive Plan.*
     10.2      Employment Contract dated February 5, 1988, as amended August
               16, 1988, between Donald W. Brinckman (Chairman of the Board)
               and Safety-Kleen
               Corp. (1)
     10.3      Employment Agreement and Addendum to Severance Agreement dated
               January 11, 1993, between John G. Johnson, Jr. and Safety-Kleen
               Corp.*
     10.4      Safety-Kleen Corp. 1985 Stock Option Plan. (3)*
     10.5      Form of Safety-Kleen Corp. Severance Agreement. (3)*
     10.5.1    Schedule of Participants to Safety-Kleen Corp. Severance
               Agreement.*
     10.6      Safety-Kleen Corp. 1988 Non-Qualified Stock Option Plan for
               Outside Directors. (1)*
     10.7      Safety-Kleen Corp. 1993 Stock Option Plan. (5)*
     10.8      Credit Agreement dated March 25, 1988, among the Chase Manhattan
               Bank, N.A., The Northern Trust Company, the NBD Bank, N.A. and
               the First National Bank of Chicago. (5)
     10.8.1    First Amendment dated December 30, 1988, to Credit Agreement dated March 25, 1988. (5)
     10.8.2    Second Amendment dated March 22, 1991, to Credit Agreement dated
               March 25, 1988. (5)
     10.8.3    Third Amendment and Consent dated December 1, 1993, to Credit
               Agreement dated March 25, 1988.
     10.9      Credit Agreement dated March 20, 1992, among the Chase Manhattan
               Bank, N.A., the Northern Trust Company, the NBD Bank, N.A. and
               the First National Bank of Chicago. (5)
     10.9.1    Amendment No. 1 and Consent dated December 1, 1993, to Credit
               Agreement dated March 20, 1992.
     10.10     Safety-Kleen Corp. Excess Benefit Plan. (5)*
     13        Annual Report to Shareholders for the year ended January 1,
               1994.
     21        Subsidiaries of the Registrant. (3)
     23        Consent of Experts.

    -------------------------
    (1) Previously filed and incorporated herein by reference from Registrant's Current Report on Form 8-K, dated November 10, 1988.
    (2) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1989.
    (3) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
    (4) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    (5) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.

      *Indicates each management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.