Form 10-Q
period 1994-03-26
SAFETY KLEEN CORP
filed 1994-04-28
CIK 86135

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934 for the twelve weeks ended March 26, 1994.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to _____________.

                            Commission File #1-8513

                              SAFETY-KLEEN CORP.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Wisconsin                                           39-6090019
- -------------------------------                  ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


                       1000 N. Randall Road, Elgin, Illinois 60123
- -----------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code         (708) 697-8460
                                                   -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Shares of common stock, outstanding at March 26, 1994 were 57,683,756.

                      SAFETY-KLEEN CORP AND SUBSIDIARIES
                      ----------------------------------

                         PART I.  FINANCIAL STATEMENTS
                         -----------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 26, 1994 and January 1, 1994, cash flows for the twelve-week periods ended March 26, 1994 and March 27, 1993 and results of operations for the twelve-week periods ended March 26, 1994 and March 27, 1993. The 1994 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1994.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (dollar amounts are in thousands except per share data)

                                    ASSETS

                                               Mar. 26, 1994    Jan. 1, 1994
                                               -------------    ------------
Current assets:
   Cash and cash equivalents                       $20,378        $17,375
   Trade accounts receivable, less allowances
    of $8,222 and $8,432, respectively             100,525         98,678
   Inventories                                      34,263         34,362
   Prepaid expenses and other                       50,686         43,309
                                               -------------    ------------
        Total current assets                       205,852        193,724
                                               -------------    ------------
Equipment at customers and components, at
    cost, less accumulated depreciation of
    $26,552 and $30,922, respectively               68,659         63,026
Property, plant and equipment, at cost
   less accumulated depreciation of $240,968
   and $233,971, respectively                      548,602        553,219
Intangible assets, at cost, less accumulated
   amortization of $40,776 and $37,254,
   respectively                                    108,264        106,714
Other assets                                        78,363         78,695
                                               -------------    ------------
                                                $1,009,740       $995,378
                                               =============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Dividends payable                                $5,192       $      -
   Current portion of long-term debt                   821            888
   Trade accounts payable                           53,593         58,417
   Accrued expenses                                 90,834         88,763
   Income taxes payable                              7,050          1,347
                                               -------------    ------------
        Total current liabilities                  157,490        149,415
                                               -------------    ------------
   Long-term debt, less current portion            296,142        288,633
                                               -------------    ------------
   Deferred income taxes                            62,426         61,540
                                               -------------    ------------
   Restructure reserve                              59,911         62,431
                                               -------------    ------------
   Other liabilities                                66,358         70,695
                                               -------------    ------------

Shareholders' equity:

   Preferred stock ($.10 par value;
        authorized 1,000,000 shares; none
        issued)                                          -              -
   Common stock ($.10 par value; authorized
        300,000,000 shares; issued and
        outstanding 57,683,756 shares)               5,768          5,768
   Additional paid-in capital                      183,613        183,612
   Retained earnings                               198,775        194,261
   Cumulative translation adjustments              (20,743)       (20,977)
                                               -------------    ------------
                                                   367,413        362,664
                                               -------------    ------------
                                                $1,009,740       $995,378
                                               =============    ============


     The accompanying notes are an integral part of these balance sheets.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
            (dollar amounts are in thousands except per share data)

                                                      Twelve Weeks Ended
                                                ------------------------------
                                                Mar. 26, 1994    Mar. 27, 1993
                                                -------------    -------------
Revenue                                            $176,812         $181,818
                                                -------------    -------------

Costs and expenses:
  Operating costs and expenses                      131,312          138,767
  Selling and administrative expenses                26,106           26,914
  Interest income                                      (128)            (267)
  Interest expense                                    2,962            2,342
                                                -------------    -------------
                                                    160,252          167,756
                                                -------------    -------------


Earnings before income taxes                         16,560           14,062
Income taxes                                          6,855            5,427
                                                -------------    -------------
Net earnings                                         $9,705           $8,635
                                                =============    =============

Earnings per common and common
 equivalent share                                     $0.17            $0.15
                                                =============    =============
Average number of common and common
 equivalent shares outstanding                   57,697,000       57,886,000
                                                =============    =============
Cash dividends per common share                       $0.09            $0.09
                                                =============    =============

  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollar amounts are in thousands)

                                                      Twelve Weeks Ended
                                                ------------------------------
                                                Mar. 26, 1994    Mar. 27, 1993
                                                -------------    -------------
Net cash provided by operating activities          $16,723          $14,840
                                                -------------    -------------
Cash flows used in investing activities:
  Equipment at customers and component
   additions                                        (8,149)          (3,184)
  Property, plant and equipment additions           (9,745)         (19,735)
  Other                                             (3,232)          (3,587)
                                                -------------    -------------
    Net cash used in investing activities          (21,126)         (26,506)
                                                -------------    -------------
Cash flows from financing activities:
  Net borrowings                                     7,443            9,052
  Dividends                                             --           (5,191)
  Other                                                 --               86
                                                -------------    -------------
    Net cash provided from financing activities      7,443            3,947
                                                -------------    -------------
Effect of exchange rate changes on cash                (37)              (5)
                                                -------------    -------------

Net increase (decrease) in cash and cash
 equivalents                                         3,003           (7,724)
Cash and cash equivalents at beginning of year      17,375           30,565
                                                -------------    -------------
Cash and cash equivalents at end of the
 reporting period                                  $20,378          $22,841
                                                =============    =============

Supplemental disclosures of cash paid during
 the reporting period:
   Interest (net of amount capitalized)             $5,168           $2,037
                                                =============    =============
   Income taxes paid                                  $598           $2,867
                                                =============    =============

  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  INVENTORIES

     The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at March 26, 1994 and January 1, 1994 were $4.8 million and $4.7 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.1 million and $1.8 million higher at March 26, 1994 and January 1, 1994, respectively.

2.   INTERIM REPORTING PERIODS

     The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

                              Financial Condition
                              -------------------


The Company's working capital increased from $44.3 million at January 1, 1994 to $48.4 million at March 26, 1994. The Company's capital spending for equipment at customers and property, which totaled approximately $17.9 million during the period, was financed by internally generated cash and additional borrowings. During the twelve weeks ended March 26, 1994, the Company increased its debt by $7.4 million.

The Company's long term debt-to-total-capital ratio was 45% and 44% at March 26, 1994, and January 1, 1994, respectively. The Company does not expect its long-term debt to total capital ratio to change significantly during the balance of 1994.

During the twelve weeks ended March 26, 1994, the Company's restructure liabilities declined $4.3 million as a result of costs incurred to implement its restructure plan as anticipated. In April 1994, subsequent to the end of the current reporting period, the Company received a $10.8 million cash refund of its 1993 estimated US Federal income tax payments. The income tax refund is due to the restructure charges recorded in the final reporting period of 1993.

                             Results of Operations
                             ---------------------

                     Comparison of the Twelve-Week Periods
                     -------------------------------------
                    Ended March 26, 1994 and March 27, 1993
                    ---------------------------------------

Revenue
- -------

Revenue for the twelve weeks ended March 26, 1994 declined $5.0 million or 3% from the comparable period in 1993. Revenue derived from the Company's North American Services and European operations during the first twelve weeks of 1994 and 1993 are as follows:


                                 Thousands of Dollars         Percentage
                                 -----------------------
                                 1994            1993     Increase (Decrease)
                                 -----------------------  -------------------
       North America
        Automotive/Retail
         Repair Services         $ 55,577       $ 57,075         (2.6)%
        Industrial Services        49,375         48,140          2.6 %
        Oil Recovery Services      24,543         25,221         (2.7)%
        Other Service Areas        28,414         32,499        (12.6)%
                                 --------       --------
       Total North America        157,909        162,935         (3.1)%
        Europe                     18,903         18,883          0.1 %
                                 --------       --------
       Consolidated              $176,812       $181,818         (2.8)%
                                 ========       ========

The revenue decline in the Company's North American Automotive/Retail Repair Parts Cleaner Service is due primarily to the discontinuance of allied product sales and lower parts cleaner service volume. North American parts cleaner units at customers locations declined 4% and the average interval between services lengthened from the end of the first 12 weeks of 1993, resulting in a volume decline of 8%. Partially offsetting the volume decline were higher service charges.

The Company's North American Industrial Services includes approximately $23.0 million of revenue from the Fluid Recovery Service, up 5% from the comparable period of 1993, and $26.4 million of revenue from the Industrial Parts Cleaner Service, flat with 1993. Virtually all of the increased revenues from the Industrial Fluid Recovery Service is due to increased volume. A 6% decline in Industrial Parts Cleaner Service volume is due to a lengthening of service intervals. The lower Industrial Parts Cleaner Service volume was offset by higher service charges.

The revenue decline of the Company's North American Oil Recovery Services was caused primarily by a 15% decline in base lube oil selling prices and, to a lesser extent, a weakening of the Canadian dollar exchange rate against the US dollar.

European revenues of $18.9 million were virtually flat with last year. Weaker European currencies lowered U.S dollar European revenues by approximately 4%.


Operating Costs and Expenses
- ----------------------------

Operating costs and expenses were 74.3% and 76.3% of revenue during the first twelve weeks of 1994 and 1993, respectively. The corresponding improvement in gross profit margin is primarily attributable to a lower cost structure which resulted from the Company's restructuring actions and change in accounting estimate for remediation costs, which were implemented in the final reporting period of 1993.

                         -----------------------------

                     Comparison of the Twelve-Week Periods
                     -------------------------------------
                    Ended March 26, 1994 and March 27, 1993
                    ---------------------------------------


Operating Costs and Expenses (cont.)
- ------------------------------------

Selling and Administrative Expenses
- -----------------------------------

Selling and administrative expenses declined by $808,000 or 3%, primarily due to the work force reduction actions of the Company's restructuring plan.

Interest Expense
- ----------------

Interest expense increased $620,000 in the first-twelve weeks of 1994, primarily due to a higher average interest rate on borrowings during the current reporting period versus the comparable period of 1993.

Income Taxes
- ------------

The effective income tax rate was 41.4% for the twelve weeks ended March 26, 1994 and 38.6% for the comparable 1993 period. The increase in the effective tax rate is primarily due to an increase in the U.S statutory corporate tax rate and a change in the mix of pre-tax earnings by taxing jurisdiction.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------

                                   PART II.
                                   --------

Item 1.  LEGAL PROCEEDINGS
         -----------------


Although the Company's goal is to fully comply with all environmental regulations, from time to time it is likely that the nature of the Company's business will cause it to incur governmental fines and penalties as a consequence of its business operations. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies.

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

In some cases of this type, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Nine such proceedings were pending against the Company at March 26, 1994. In these cases, the governmental authorities may allege, among other things, that at certain of the Company's facilities, the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations.

The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon.

Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability on the cases now pending will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written in a way in which the Company's potential liability can be large, and it is always possible that the Company's actual liability on any particular environmental claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's earnings for that period.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         None.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Safety-Kleen Corp.
                                         ------------------
                                                 Registrant


Date: April 27, 1994                 By: /s/ Donald W. Brinckman
- --------------------                 ---------------------------
                                        Donald W. Brinckman
                                        Chairman and Chief Executive Officer


Date: April 27, 1994                 By: /s/ Robert W. Willmschen, Jr.
- --------------------                 ---------------------------------
                                        Robert W. Willmschen, Jr.
                                        Senior Vice President Finance
                                        and Secretary - Chief Financial Officer

Date: April 27, 1994                 By: /s/ John Rycombel
- --------------------                 ---------------------------
                                        John Rycombel
                                        Controller - Chief Accounting Officer