Form 10-Q
period 1994-06-18
SAFETY KLEEN CORP
filed 1994-08-02
CIK 86135

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
___ Act of 1934 for the twelve weeks ended June 18, 1994.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to _____________.

                            Commission File #1-8513


                              SAFETY-KLEEN CORP.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Wisconsin                                           39-6090019
- - -------------------------------                   ---------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                       1000 N. Randall Road, Elgin, Illinois 60123
- - -----------------------------------------------------------------------------
           (Address of principal executive offices and zip code)


Registrant's telephone number, including area code    (708) 697-8460
                                                   ----------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         ------     -----
- - ------

Shares of common stock, outstanding at June 18, 1994 were 57,683,756.

                       SAFETY-KLEEN CORP AND SUBSIDIARIES
                       ----------------------------------

                         PART I.  FINANCIAL STATEMENTS
                         -----------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 18, 1994 and January 1, 1994, cash flows for the twenty-four-week periods ended June 18, 1994 and June 19, 1993, and the results of operations for the twelve-week and twenty-four-week periods ended June 18, 1994 and June 19, 1993. The 1994 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1994.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)

                                    ASSETS

                                                   June 18, 1994              Jan. 1, 1994
                                                 ----------------         --------------------
Current assets:

     Cash and cash equivalents                           $20,494                      $17,375
     Trade accounts receivable, less allowances
       of $8,331 and $8,432, respectively                 95,787                       98,678
     Inventories                                          32,421                       34,362
     Prepaid expenses and other                           39,618                       43,309
                                                 ----------------         --------------------
        Total current assets                             188,320                      193,724
                                                 ----------------         --------------------

Equipment at customers and components, at
  cost, less accumulated depreciation of
  $28,412 and $30,922, respectively                       80,132                       63,026
Property, plant and equipment, at cost
  less accumulated depreciation of
  $254,081 and $233,971, respectively                    547,015                      553,219
Intangible assets, at cost, less
  accumulated amortization of $43,996
  and $37,254, respectively                              109,547                      106,714
Other Assets                                              74,275                       78,695
                                                 ----------------         --------------------
                                                        $999,289                     $995,378
                                                 ================         ====================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Dividends payable                                    $5,193                     $      -
     Current portion of long-term debt                       798                          888
     Trade accounts payable                               57,251                       58,417
     Accrued expenses                                     70,934                       56,285
     Restructure liability                                14,147                       21,742
     Income taxes payable                                  4,994                        1,347
     Accrued environmental liabilities                     6,147                       10,736
                                                 ----------------         --------------------
        Total current liabilities                        159,464                      149,415
                                                 ----------------         --------------------
Long-term debt, less current portion                     283,255                      288,633
                                                 ----------------         --------------------
Deferred income taxes                                     57,363                       61,540
                                                 ----------------         --------------------
Restructure liability                                     56,252                       62,431
                                                 ----------------         --------------------
Accrued environmental liabilities                         49,003                       55,768
                                                 ----------------         --------------------
Other Liabilities                                         18,479                       14,927
                                                 ----------------         --------------------

Shareholders' equity:
     Preferred stock ($.10 par value;
       authorized 1,000,000 shares; none
       issued)                                                 -                            -
     Common stock ($.10 par value;
       authorized 300,000,000 shares;
       issued and outstanding 57,683,756
       shares)                                             5,768                        5,768
     Additional paid-in capital                          183,612                      183,612
     Retained earnings                                   205,049                      194,261
     Cumulative translation adjustments                  (18,956)                     (20,977)
                                                 ----------------         --------------------
                                                         375,473                      362,664
                                                 ----------------         --------------------
                                                        $999,289                     $995,378
                                                 ================         ====================

     The accompanying notes are an integral part of these balance sheets.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (amounts are in thousands except per share data)



                                                           Twelve Weeks Ended              Twenty-Four Weeks Ended
                                                      -----------------------------     -----------------------------
                                                      June 18, 1994   June 19, 1993     June 18, 1994   June 19, 1993
                                                      -------------   -------------     -------------   -------------
Revenue                                                    $183,334        $189,314          $360,146        $371,132
                                                      -------------   -------------     -------------   -------------

Costs and expenses:
  Operating costs and expenses                              134,454         141,589           265,766         280,356
  Selling and administrative expenses                        25,866          28,235            51,972          55,149
  Interest income                                              (129)           (193)             (257)           (460)
  Interest expense                                            3,260           2,450             6,222           4,792
                                                      -------------   -------------     -------------   -------------
                                                            163,451         172,081           323,703         339,837
                                                      -------------   -------------     -------------   -------------

Earnings before income taxes                                 19,883          17,233            36,443          31,295

Income taxes                                                  8,415           6,746            15,270          12,173
                                                      -------------   -------------     -------------   -------------

Net earnings                                               $ 11,468        $ 10,487          $ 21,173        $ 19,122
                                                      =============   =============     =============   =============

Earnings per common and common
  equivalent share:                                           $0.20           $0.18             $0.37           $0.33
                                                      =============   =============     =============   =============

Average number of common and common
  equivalent shares outstanding                              57,710          57,677            57,705          57,772
                                                      =============   =============     =============   =============

Cash dividends per common share                               $0.09           $0.09             $0.18           $0.18
                                                      =============   =============     =============   =============


  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollar amounts are in thousands)

                                                                Twenty-Four Weeks Ended
                                                             -----------------------------
                                                             June 18, 1994   June 19, 1993
                                                             -------------   -------------


Net cash provided by operating activities                      $ 62,666        $ 51,940
                                                               --------        --------

Cash flows used in investing activities:
  Equipment at customers and component
    additions                                                   (22,107)         (8,078)
  Property, plant and equipment additions                       (22,113)        (37,933)
  Other                                                          (4,753)         (8,429)
                                                               --------        --------
    Net cash used in investing activities                       (48,973)        (54,440)
                                                               --------        --------

Cash flows from (used in) financing activities:
  Net borrowings (payments)                                      (4,408)          5,098
  Dividends                                                      (5,193)         (5,191)
  Other                                                          (1,059)            189
                                                               --------        --------
    Net cash provided from (used in) financing
      activities                                                (10,660)             96
                                                               --------        --------

Effect of exchange rate changes on cash                              86            (113)
                                                               --------        --------


Net increase (decrease) in cash and cash equivalents              3,119          (2,517)
Cash and cash equivalents at beginning of year                   17,375          30,565
                                                               --------        --------

Cash and cash equivalents at end of the reporting period       $ 20,494        $ 28,048
                                                               ========        ========

Supplemental disclosures of cash paid during
  the reporting period:
    Interest (net of amount capitalized)                       $  6,331        $  5,192
                                                               ========        ========

    Income taxes paid (net of refunds received)                $   (279)       $ 15,291
                                                               ========         =======



  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  INVENTORIES

    The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at June 18, 1994 and January 1, 1994 were $4.7 million. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.1 million and $1.8 million higher at June 18, 1994 and January 1, 1994, respectively.

2.  INTERIM REPORTING PERIODS

    The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

                                   OVERVIEW
                                   --------

     In 1993, the Company introduced a new cyclonic parts cleaner service. The cyclonic parts cleaner machine is designed to continuously remove dirt particles from the solvent during use using a built in cyclonic separator. The cyclonic parts cleaner is aimed at replacing the Company's existing red sink-on-a-drum parts cleaner. With the cyclonic parts cleaner service, customers need service less frequently, generate less waste on an annual basis and can reduce the annual cost for the parts cleaner service. At June 18, 1994, the Company had placed 49,800 cyclonic units with customers. Although this is approximately 15% behind the Company's original schedule, the installed base of cyclonic units nearly doubled during the second reporting period from 26,000 units at March 26, 1994. At June 18, 1994, there were approximately 207,000 Model 16 and 30 parts cleaners in service with customers in the USA, which represents over one-half of the total installed base of Company-owned parts cleaners in the United States.

     The Company believes the new cyclonic parts cleaner service will reduce the turnover rate from existing customers and result in faster penetration of the market for new customers. The Company expects that the annual gross profit margins on the cyclonic service will be higher than on the existing service. However, no assurance can be given as to the ultimate impact the conversion to the cyclonic technology will have on the Company's profitability or net machine growth at this early stage of the rollout.

     The Company has also developed a proprietary filtration device which can be added to customer-owned parts cleaners and larger Safety-Kleen machines. There are currently several hundred of these units in use on a test basis with customers. If the test is successful, the Company intends to offer this service throughout the United States.

     During the fourth interim period of 1993, the Company announced that it had developed a restructuring plan based on the conversion of its existing parts cleaning machines to the new cyclonic units and certain other actions intended to better focus the Company's operations on core environmental services. As part of the Company's restructuring plan, it recorded a special pre-tax charge of $179 million. This $179 million charge included $93 million to write down assets and $86 million for anticipated cash expenditures related to actions the Company has taken or intends to take as part of its restructuring plan.

     During the first twenty-four weeks of 1994, the Company's restructure reserves declined $13.8 million from $84.2 million to $70.4 million. The Company incurred year-to-date after tax cash expenditures of $8.9 million associated with the restructuring. In addition, the Company received a $10.8 million refund of estimated tax payments made in 1993 in the current reporting period as a result of the restructuring.

     In 1993, the Company also recorded a $50 million pre-tax special charge for a change in estimate for remediation costs relating to all operating and previously-closed sites. The Company's expenses for environmental remediation declined $2.1 million and $4.2 million in the current twelve and twenty-four week reporting periods, respectively, from the comparable periods of 1993.

     The Company continues to experience net earnings benefits from the restructuring plan and change in accounting estimate in line with its previously announced expected net earnings benefit from these actions of $12 million to $15 million ($20 million to $25 million pre-tax) for the full year 1994.

                              FINANCIAL CONDITION
                              -------------------

     The Company's working capital decreased from $44.3 million at January 1, 1994 to $28.9 million at June 18, 1994. The Company incurred year-to-date cash expenditures of $44.2 million in capital spending for equipment at customers and property acquisitions and improvements. These expenditures were financed by internally generated cash. The Company's long term debt decreased by $5.4 million during the first twenty-four weeks of 1994.

     The Company's long-term debt to total capital ratio was 43% and 44% at June 18, 1994 and January 1, 1994, respectively. The Company does not expect its long-term debt to total capital ratio to change significantly during the balance of 1994.

                             RESULTS OF OPERATION
                             --------------------

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                  -------------------------------------------
                        JUNE 18, 1994 AND JUNE 19, 1993
                        -------------------------------

REVENUE
- - -------

     Revenue for the twelve weeks ended June 18, 1994 was $183 million, down $6 million, or 3%, from the comparable period last year. This decline in revenue is primarily attributable to a reduction in parts cleaner service volume and decreased allied product sales due to the planned discontinuance of allied products.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended June 18, 1994 and June 19, 1993 was as follows:


                                  Thousands of Dollars
                                  --------------------
                                                                    Percentage
                           June 18, 1994     June 19, 1993      Increase(Decrease)
                           -------------  --------------------  ------------------

North America
 Automotive/Retail
   Repair Services           $ 54,958           $ 58,473              (6.0)%

 Industrial Services           50,921             49,910               2.0%

 Oil Recovery Services         27,507             28,245              (2.6)%

 Other Services                30,396             33,483              (9.2)%
                             --------           --------

Total North America           163,782            170,111              (3.7)%

Europe                         19,552             19,203               1.8%
                             --------           --------

Consolidated                 $183,334           $189,314              (3.2)%
                             ========           ========

     $1.6 million of the $3.5 million revenue decline in the Company's North American Automotive/Retail Repair Services can be attributed to the lack of sales from discontinued allied products. Most of the remaining $1.9 million revenue decline is due to an 8% decline in parts cleaner service volume, which resulted from fewer machines in service and a lengthening of the average service interval.

     The Company's North American Industrial Services revenue for the current reporting period includes approximately $25.0 million from the Fluid Recovery Service, which represents an 11% increase over the comparable period of 1993. Virtually all of this revenue increase is due to higher volume experienced by the Company during the current interim period. This increased volume was partially offset by an 8% decline in the average revenue per drum collected, primarily due to quantity discounts. The North American Industrial Parts Cleaner Service accounts for the remaining $25.9 million of revenue, which represents a decrease of $1.4 million, or 5%, from the comparable period of 1993. Lower allied product sales resulting from the discontinuance of certain allied product lines accounted for $0.6 million of this decrease. The remaining $0.8 million decrease in revenue resulted from an 11% decline in parts cleaner service volume, caused by a decline in the number of units in service and a longer average service interval.

     Revenue from North American Oil Recovery Services was down $0.7 million, or 3%, during the current interim period compared to 1993. A reduction in the value of the Canadian dollar accounted for $0.4 million of this decrease in revenue. The remaining revenue decline can be attributed to a 13% lower average base lube oil selling price and a lower average used automotive oil collection price, which were partially offset by volume increases in used automotive oil collected and base lube oil sold.

     Revenue from Other Services during the current reporting period was down $3.1 million, or 9.2%, from the comparable period of 1993. The lack of sales caused by the planned discontinuance of Paint Refinishing allied products accounts for $2.0 million of the decrease.

     European current period revenues of $19.5 million were virtually flat with last year. Foreign exchange lowered U.S. dollar European revenues by approximately 4%.

OPERATING COSTS AND EXPENSES
- - ----------------------------

     Operating costs and expenses as a percentage of revenue declined from 74.8% during the second twelve weeks of 1993 to 73.3% in the current reporting period. This gross profit margin improvement is directly attributable to the Company's lower cost structure which resulted from its restructuring plan and change in accounting estimate for remediation costs implemented in 1993.

SELLING AND ADMINISTRATIVE EXPENSES
- - -----------------------------------

     Selling and administrative expenses declined 8% from $28.2 million during the twelve weeks ended June 19, 1993, to $25.9 million during the current period. This reduction in selling and administrative expenses is primarily due to the work force reductions implemented as part of the Company's restructuring plan.

INTEREST EXPENSE
- - ----------------

     Interest expense increased $0.8 million to $3.3 million during the current reporting period versus the comparable period of 1993, due mainly to increased interest rates.

INCOME TAXES
- - ------------

     The Company's effective income tax rate was 42.3% for the twelve weeks ended June 18, 1994, and 39.1% for the comparable period of 1993. The increase in the effective tax rate is primarily due to an increase in the U.S. statutory corporate tax rate, an increase in non-deductible expenses and a change in the mix of pre-tax earnings by taxing jurisdiction.

               COMPARISON OF THE TWENTY-FOUR WEEK PERIODS ENDED
               ------------------------------------------------
                        JUNE 18, 1994 AND JUNE 19, 1993
                        -------------------------------

REVENUE
- - -------

     Revenue for the twenty-four weeks ended June 18, 1994 was $360 million, down $11 million, or 3%, from last year. This decline in revenue is primarily attributable to a reduction in parts cleaner service volume and decreased allied product sales due to the planned discontinuance of allied products.

     Revenue derived from the Company's North American and European operations during the twenty-four weeks ended June 18, 1994 and June 19, 1993 was as follows:



                                  Thousands of Dollars
                                  --------------------
                                                                    Percentage
                           June 18, 1994     June 19, 1993      Increase(Decrease)
                           -------------  --------------------  ------------------

North America
 Automotive/Retail
  Repair Services             $110,535          $115,548              (4.3)%

 Industrial Services           100,296            98,050               2.3%

 Oil Recovery Services          52,050            53,466              (2.6)%

 Other Services                 58,810            65,982             (10.9)%
                              --------          --------

Total North America            321,691           333,046              (3.4)%

Europe                          38,455            38,086               1.0%
                              --------          --------

Consolidated                  $360,146          $371,132              (3.0)%
                              ========          ========


     Lower allied product sales resulting from the discontinuance of certain allied product lines accounted for $2.7 million of the $5.0 million year-to-date decline in revenue from the Company's North American Automotive/Retail Repair Services. Most of the remaining $2.3 million decline can be attributed to a 10% decline in parts cleaner service volume, which resulted from fewer machines in service and a lengthening of the average service interval.

     Revenue from the Company's North American Industrial Services includes $52.3 million from the Industrial Parts Cleaner Service and $48.0 million from the Fluid Recovery Service.

     Revenue from the Industrial Parts Cleaner Service decreased $1.3 million, or 3%, from 1993. $1.1 million of this decrease resulted from the lack of sales from discontinued allied products. The remaining $0.2 million decline in revenue is the result of a 10% decline in parts cleaner service volume. This decline in service volume can be attributed to fewer machines in service and a longer average interval between services.

     Fluid Recovery Service revenue increased 8% over the comparable period of 1993, due to increased volume. This higher volume was offset by a 6% decline in the average price per drum collected, which was largely caused by quantity discounts.

     Revenue from North American Oil Recovery Services was down $1.4 million, or 3%, during the twenty-four weeks ended June 18, 1994 versus the comparable period of 1993. A reduction in the value of the Canadian dollar accounted for $0.8 million of this decline. The remaining revenue decline can be attributed to a 14% lower average base lube oil selling price and a lower average used automotive oil collection charge, which were partially offset by increases in the volume of used automotive oil collected and lube oil sold.

     Revenue from Other Services during the current reporting period was down $7.2 million, or 10.9%, from the comparable period of 1993. The lack of sales caused by the discontinuance of Paint Refinishing allied products accounts for $3.5 million of this decline.

     European revenues of $38.5 million year-to-date were virtually flat with last year. Foreign exchange lowered U.S. dollar European revenues by approximately 4%.

OPERATING COSTS AND EXPENSES
- - ----------------------------

     Year-to-date operating costs and expenses as a percentage of revenue declined from 75.5% during 1993 to 73.8% during 1994. This gross profit margin improvement is directly attributable to the Company's lower cost structure which resulted from its restructuring plan and change in accounting estimate for remediation costs.

SELLING AND ADMINISTRATIVE EXPENSES
- - -----------------------------------

     Selling and administrative expenses totaled $52.0 million during the twenty-four weeks ended June 18, 1994, down $3.2 million, or 6%, from the prior year. This reduction in selling and administrative expenses is primarily due to the work force reduction actions implemented as part of the Company's restructuring plan .

INTEREST EXPENSE
- - ----------------

     Interest expense increased $1.4 million to $6.2 million during the current year-to-date period versus the comparable period of 1993, due mainly to an increase in interest rates.

INCOME TAXES
- - ------------

     The Company's effective income tax rate was 41.9% for the first twenty-four weeks of 1994 and 38.9% for the comparable period of 1993. The increase in the effective tax rate is primarily due to an increase in the U.S. statutory corporate tax rate, an increase in non-deductible expenses and a change in the mix of pre-tax earnings by taxing jurisdiction.

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

     In some cases of this type, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Seven such proceedings against the Company were pending or known to be contemplated by governmental authorities at June 18, 1994. In these cases, the governmental authorities may allege, among other things, that at certain of the Company's facilities, the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. One such case was settled during the twelve week period ended June 18, 1994. In that case, the State of Michigan alleged the Company failed to complete closure activities at two sites in a timely fashion and that secondary containment at one of the sites was inadequate. The Company entered into a settlement agreement with the state whereby the Company agreed to pay $265,000 in fines and penalties and complete a remediation program already underway at one site. The state agreed that closure was complete at the other site and no further action on the Company's part was required.

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

     The Company and certain of its officers and directors were named as defendants in two lawsuits brought by shareholders in the United States District Court located in Chicago, Illinois. In the first case, which was filed on August 7, 1992, plaintiffs alleged that defendants issued a series of public statements in press releases, interviews, filings with the Securities and Exchange Commission and annual and quarterly reports to shareholders that were misleading because they did not include certain information concerning waste fluid storage problems in Puerto Rico. In the second case, which was filed on December 18, 1992, plaintiffs alleged that defendants failed to make timely correction of overestimates of the Company's earnings for the seventeen-week interim reporting period ended January 2, 1993 and that defendants were responsible for other alleged misstatements and omissions.

     The lawsuits were consolidated for purposes of settlement. On March 14, 1994 the class representatives and defendants in the consolidated action entered into a settlement agreement. On June 2, 1994, after a fairness hearing, the court approved the settlement agreement and dismissed the lawsuits with prejudice. Under the settlement agreement, the defendants denied all allegations of wrongdoing or liability, but agreed to settle the cases to avoid lengthy and time consuming litigation and the burden, inconvenience and expense associated with continuing the litigation.

     All amounts due under the settlement have been paid by the Company and its insurance carrier.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

            None.

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of August, 1994.



                         SAFETY-KLEEN CORPORATION


                         /s/ Robert W. Willmschen, Jr.
                         -----------------------------
                         Robert W. Willmschen, Jr.
                         Senior Vice President Finance,
                         and Secretary - Chief Financial
                         Officer