Form 10-Q
period 1994-09-10
SAFETY KLEEN CORP
filed 1994-10-25
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934 for the twelve weeks ended September 10, 1994.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


                            Commission File #1-8513


                               SAFETY-KLEEN CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                     39-6090019
- -------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


              1000 North Randall Road, Elgin, Illinois 60123-7857
- --------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code 708/697-8460
                                                   ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---
Shares of common stock outstanding at September 10, 1994 were 57,754,963.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------

                         PART I.  FINANCIAL STATEMENTS
                         -----------------------------

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 10, 1994 and January 1, 1994, cash flows for the thirty-six-week periods ended September 10, 1994 and September 11, 1993, and the results of operations for the twelve-week and thirty-six-week periods ended September 10, 1994 and September 11, 1993. The 1994 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1994.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)

                                     ASSETS

Current assets:                             Sept. 10, 1994  Jan. 1, 1994
                                            --------------  ------------
  Cash and cash equivalents                   $   24,210      $ 17,375
  Trade accounts receivable, less
   allowances of $8,991 and $8,432,
   respectively                                   98,576        98,678
  Inventories                                     32,066        34,362
  Prepaid expenses and other                      40,934        43,309
                                              ----------      --------
     Total current assets                     $  195,786     $ 193,724
                                              ----------      --------

Equipment at customers and components,
 at cost, less accumulated depreciation
 of $30,637 and $30,922, respectively             90,066        63,026
Property, plant and equipment, at cost,
 less accumulated depreciation of
 $263,264 and $233,971, respectively             539,048       553,219
Intangible assets, at cost, less
 accumulated amortization of $47,532
 and $37,254, respectively                       111,198       106,714
Other Assets                                      75,628        78,695
                                              ----------      --------
                                              $1,011,726      $995,378
                                              ==========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Dividends payable                           $    5,193      $     --
  Current portion of long-term debt                   10           888
  Trade accounts payable                          56,378        58,417
  Accrued expenses                                76,241        56,285
  Restructure liability                           12,720        21,742
  Income taxes payable                            12,540         1,347
  Accrued environmental liabilities                7,695        10,736
                                              ----------      --------
     Total current liabilities                   170,777       149,415
                                              ----------      --------
Long-term debt, less current portion             276,460       288,633
                                              ----------      --------
Deferred income taxes                             58,646        61,540
                                              ----------      --------
Restructure liability                             54,247        62,431
                                              ----------      --------
Accrued environmental liabilities                 46,825        55,768
                                              ----------      --------
Other Liabilities                                 18,170        14,927
                                              ----------      --------

Shareholders' equity
  Preferred stock ($.10 par value;
   authorized 1,000,000 shares; none
   issued)                                    $       --      $     --
  Common stock ($.10 par value;
   authorized 300,000,000 shares; issued
   and outstanding 57,754,963 and
   57,683,756 shares, respectively)                5,775         5,768
  Additional paid-in capital                     184,791       183,612
  Retained earnings                              212,067       194,261
  Cumulative translation adjustments             (16,032)      (20,977)
                                              ----------      --------
                                              $  386,601      $362,664
                                              ----------      --------
                                              $1,011,726      $995,378
                                              ==========      ========

      The accompanying notes are an integral part of these balance sheets.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 Twelve Weeks Ended              Thirty-Six Weeks Ended
                                          -------------------------------   -------------------------------
                                          Sept. 10, 1994   Sept. 11, 1993   Sept. 10, 1994   Sept. 11, 1993
                                          --------------   --------------   --------------   --------------
Revenue                                      $182,149         $182,047         $542,295         $553,179
                                             --------         --------         --------         --------

Costs and expenses:
   Operating costs and expenses               133,505          138,656          399,271          419,012
   Selling and admin expenses                  24,634           27,698           76,606           82,847
   Interest income                               (133)            (186)            (390)            (646)
   Interest expense                             3,657            2,734            9,879            7,526
                                             --------         --------         --------         --------
                                              161,663          168,902          485,366          508,739
                                             --------         --------         --------         --------

Earnings before income taxes                   20,486           13,145           56,929           44,440

Income taxes                                    8,274            7,336           23,544           19,509
                                             --------         --------         --------         --------

Net earnings                                 $ 12,212         $  5,809         $ 33,385         $ 24,931
                                             ========         ========         ========         ========
Earnings per common and common
 equivalent share:                           $   0.21         $   0.10         $   0.58         $   0.43
                                             ========         ========         ========         ========

Average number of common and common
 equivalent shares outstanding                 57,847           57,681           57,738           57,696
                                             ========         ========         ========         ========

Cash dividends per common share              $   0.09         $   0.09         $   0.27         $   0.27
                                             ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLAR AMOUNTS ARE IN THOUSANDS)

                                                      Thirty-Six Weeks Ended
                                                 -------------------------------
                                                 Sept. 10, 1994   Sept. 11, 1993
                                                 --------------   --------------
Net cash provided by operating activities           $ 92,199         $ 83,788
                                                    --------         --------

Cash flows used in investing activities:
  Equipment at customers and component
   additions                                         (33,534)         (12,770)
  Property, plant and equipment additions            (27,430)         (55,601)
  Other                                               (2,428)          (2,615)
                                                    --------         --------
    Net cash used in investing activities            (63,392)         (70,986)
                                                    --------         --------

Cash flows from (used in) financing activities:
  Net borrowings (payments)                          (13,050)          (2,135)
  Dividends                                          (10,387)         (10,382)
  Other                                                1,186              325
                                                    --------         --------
    Net cash provided from (used in)
     financing activities                            (22,251)         (12,192)
                                                    --------         --------

Effect of exchange rate changes on cash                  279             (178)
                                                    --------         --------

Net increase (decrease) in cash and cash
 equivalents                                           6,835              432
Cash and cash equivalents at beginning of
 year                                                 17,375           30,565
                                                    --------         --------
Cash and cash equivalents at end of the
 reporting period                                   $ 24,210         $ 30,997
                                                    ========         ========

Supplemental disclosures of cash paid
 during the reporting period:
   Interest (net of amount capitalized)             $  7,600         $  2,653
                                                    ========         ========

   Income tax paid (net of refunds received)        $     (4)        $ 17,434
                                                    ========         ========

   The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   INVENTORIES

     The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at September 10, 1994 and January 1, 1994 were $4.9 and $4.7 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.1 million and $1.8 million higher at September 10, 1994 and January 1, 1994, respectively.

2.   PROPERTY

     During the fourth interim period of 1993, the Company implemented a restructuring plan in conjunction with its decision to convert a substantial portion of its existing parts cleaner machine customers to new cyclonic technology. As part of this restructuring plan, the Company wrote down assets associated with the planned reduction of recycling capacity and shut-down of certain facilities. As of September 10, 1994 and January 1, 1994, the net book value of property intended for sale as a result of such planned recycling capacity reductions, facility shut-downs and other restructuring actions was $15.8 million and $16.6 million, respectively.

3.   INCOME TAXES

     During the third interim reporting period of 1993 the Company recorded an additional income tax expense of $2.2 million or $0.04 per share primarily due to an increase in the statutory income tax rate in the United States. Approximately $1.5 million of this additional income tax expense was a result of revaluing the Company's fiscal year end 1992 deferred-tax balances to reflect the tax rate changes. The balance of the increased income tax expenses of $0.2 million and $0.5 million was related to the third interim reporting period and the first twenty-four weeks of 1993, respectively.

4.   INTERIM REPORTING PERIODS

     The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

                                    OVERVIEW
                                    --------

     In 1993, the Company introduced a new cyclonic parts cleaner service. The cyclonic parts cleaner machine is designed to continuously remove dirt particles from the solvent during use using a built in cyclonic separator. The cyclonic parts cleaner service is aimed at replacing the Company's existing Model 16 and 30 red sink-on-a-drum parts cleaners in the United States. With the cyclonic parts cleaner service, customers need service less frequently and generate less waste on an annual basis, which should reduce the cost for the parts cleaner service to both the customer and Safety-Kleen. At September 10, 1994, the Company had placed 73,400 cyclonic units with customers. At September 10, 1994, there were approximately 184,000 Model 16 and 30 parts cleaners in service with customers in the United States, which represents approximately 50% of the total installed base of Company-owned parts cleaners in the United States.

     The Company believes that the new cyclonic parts cleaner service will reduce the turnover rate from existing customers and result in faster penetration of the market for new customers. The Company expects that the annual gross profit margins as a percent of revenue on the cyclonic service will ultimately be approximately 10 percentage points higher than on the comparable red machine service. Although the margins on the cyclonic service are currently not at this level, the Company anticipates its margins will improve as it gains efficiencies associated with a growing base of cyclonic service customers. However, no assurance can be given as to the ultimate impact the conversion to the cyclonic technology will have on the Company's profitability or net machine growth at this stage of the rollout.

     The Company has also developed a proprietary filtration device which can be added to larger Safety-Kleen machines and a substantial portion of customer-owned parts cleaners. The Company believes this filtration device should provide customers with the opportunity to receive waste minimization and cost reduction benefits similar to the cyclonic parts cleaner service. The Company has manufactured approximately 1,000 of these units, and is currently placing them with customers on a test basis. If the test is successful, the Company intends to offer this service throughout the United States.

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

     During the first thirty-six weeks of 1994, the Company's restructure reserves declined $17.2 million from $84.2 million to $67.0 million. The Company incurred year-to-date after tax cash expenditures of $13.0 million associated with the restructuring. In addition, the Company received a $10.8 million refund of estimated tax payments made in 1993 in the second interim reporting period of 1994 as a result of the restructuring.

     During the fourth interim period of 1993, the Company also recorded a $50 million pre-tax special charge for a change in estimate for remediation costs relating to all operating and previously-closed sites. Primarily as a result of this special charge, the Company's expenses for environmental remediation declined $3.3 million and $7.5 million in the current twelve and thirty-six week reporting periods, respectively, from the comparable periods of 1993.

     The Company continues to experience net earnings benefits from the restructuring plan and change in accounting estimate in line with its previously announced expected net earnings benefit from these actions of $12 million to $15 million ($20 million to $25 million pre-tax) for the full year 1994.

FINANCIAL CONDITION
- -------------------

     The Company's working capital decreased from $44.3 million at January 1, 1994 to $25.0 million at September 10, 1994. The Company incurred year-to-date cash expenditures of $61.0 million in capital spending for equipment at customers and property acquisitions and improvements. These expenditures were financed by internally generated cash. The Company's long term debt decreased by $12.2 million during the first thirty-six weeks of 1994.

     The Company's long term debt to total capital ratio was 42% and 44% at September 10, 1994 and January 1, 1994, respectively. The Company does not expect its long-term debt to total capital ratio to change significantly during the balance of 1994.

                              RESULTS OF OPERATION
                              --------------------

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                  -------------------------------------------
                   SEPTEMBER 10, 1994 AND SEPTEMBER 11, 1993
                   -----------------------------------------

REVENUE
- -------

     Revenue for the twelve weeks ended September 10, 1994 was $182 million, virtually flat with the comparable period last year.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended September 10, 1994 and September 11, 1993 was as follows:

                                              Thousands of Dollars
                                         ------------------------------
                                                                             Percentage
                                         Sept. 10, 1994  Sept. 11, 1993  Increase (Decrease)
                                         --------------  --------------  -------------------
North America
 Automotive/Retail Repair Services          $ 53,796        $ 56,798            (5.3)%

 Industrial Services                          51,525          49,412              4.3%

 Oil Recovery Services                        27,535          26,221              5.0%

 Other Services                               29,726          31,977            (7.0)%
                                            --------        --------

Total North America                          162,582         164,408            (1.1)%

Europe                                        19,567          17,639             10.9%
                                            --------        --------

Consolidated                                $182,149        $182,047              0.1%
                                            ========        ========

     NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES: $1.5 million of the $3.0 million revenue decline in the Company's North American Automotive/Retail Repair Services can be attributed to the lack of sales from discontinued allied products. Most of the remaining $1.5 million revenue decline is due to lower parts cleaner service volume.

     NORTH AMERICAN INDUSTRIAL SERVICES: The Company's North American Industrial Services revenue for the current reporting period includes approximately $25.7 million from the Fluid Recovery Service, which represents a 15% increase over the comparable period of 1993. Virtually all of this revenue increase is due to higher volume experienced by the Company during the current interim period. This increased volume was partially offset by a 9% decline in the average revenue per drum collected, primarily due to quantity discounts.

     The North American Industrial Parts Cleaner Service accounts for the remaining $25.8 million of revenue, which represents a decrease of $1.2 million, or 4%, from the comparable period of 1993. Lower allied product sales resulting from the discontinuance of certain allied product lines accounted for $0.7 million of this decrease. The remaining $0.5 million decrease in revenue resulted from lower parts cleaner service volume.

     NORTH AMERICAN OIL RECOVERY SERVICES: Revenue from North American Oil Recovery Services was up $1.3 million, or 5%, during the current interim period compared to 1993. This revenue improvement was largely due to a 21% increase in the volume of base lube oil sold. This was partially offset by a 4% lower average base lube oil selling price and a weaker Canadian dollar against the U.S. dollar.

     NORTH AMERICAN OTHER SERVICES: Revenue from Other Services during the current reporting period was down $2.2 million, or 7%, from the comparable period of 1993. The lack of sales caused by the planned discontinuance of Paint Refinishing allied products accounts for $2.0 million of the decrease.

     EUROPE: European current period revenues of $19.6 million were up $1.9 million or 11% from the comparable period of 1993. Foreign exchange increased U.S. dollar European revenues by approximately 7%.

OPERATING COSTS AND EXPENSES
- ----------------------------

     Operating costs and expenses as a percentage of revenue declined from 76.2% in 1993 to 73.3% in the current reporting period. This gross profit margin improvement is primarily attributable to the Company's lower cost structure which resulted from its restructuring plan and to the change in accounting estimate for remediation costs implemented in 1993.

SELLING AND ADMINISTRATIVE EXPENSES
- -----------------------------------

     Selling and administrative expenses declined 11% from $27.7 million during the twelve weeks ended September 11, 1993 to $24.6 million during the current period. This reduction in selling and administrative expenses is primarily due to the work force reductions implemented as part of the Company's restructuring plan.

INTEREST EXPENSE
- ----------------

     Interest expense increased $0.9 million to $3.7 million during the current reporting period versus the comparable period of 1993, due primarily to increased interest rates.

INCOME TAXES
- ------------

     The Company's effective income tax rate was 40.4% for the twelve weeks ended September 10, 1994, and 55.8% for the comparable period of 1993. The decrease in the effective tax rate is primarily due to additional income tax expense of $2.0 million incurred in the third interim reporting period of 1993 to revalue the Company's prior period deferred tax balances due primarily to an increase in the statutory income tax rate in the United States.

                COMPARISON OF THE THIRTY-SIX WEEKS PERIOD ENDED
                -----------------------------------------------
                   SEPTEMBER 10, 1994 AND SEPTEMBER 11, 1993
                   -----------------------------------------

REVENUE
- -------

     Revenue for the thirty-six weeks ended September 10, 1994 was $542 million, down $11 million, or 2%, from last year. This decline in revenue is primarily attributable to a reduction in parts cleaner service volume and decreased allied product sales due to the planned discontinuance of allied products.

     Revenue derived from the Company's North American and European operations during the thirty-six weeks ended September 10, 1994 and September 11, 1993 was as follows:

                                              Thousands of Dollars
                                         ------------------------------
                                                                             Percentage
                                         Sept. 10, 1994  Sept. 11, 1993  Increase (Decrease)
                                         --------------  --------------  -------------------
North America
 Automotive/Retail Repair Services          $164,331        $172,346            (4.6)%

 Industrial Services                         151,821         147,462             2.9 %

 Oil Recovery Services                        79,585          79,687            (0.1)%

 Other Services                               88,536          97,959            (9.6)%
                                            --------        --------

Total North America                          484,273         497,454            (2.6)%

Europe                                        58,022          55,725             4.1 %
                                            --------        --------

Consolidated                                $542,295        $553,179            (2.0)%
                                            ========        ========

     NORTH AMERICAN AUTOMOTIVE RETAIL/REPAIR SERVICES: Lower allied product sales resulting from the discontinuance of certain allied product lines accounted for $4.3 million of the $8.0 million year-to-date decline in revenue from the Company's North American Automotive/Retail Repair Parts Cleaner Services. Most of the remaining $3.7 million decline in revenue is due to lower parts cleaner service volume.

     NORTH AMERICAN AUTOMOTIVE INDUSTRIAL SERVICES: Revenue from the Company's North American Automotive Industrial Services includes $78.1 million from the Industrial Parts Cleaner Service and $73.7 million from the Fluid Recovery Service.

     Revenue from the Industrial Parts Cleaner Service decreased $2.5 million, or 3%, from 1993. $1.8 million of this decrease resulted from the lack of sales from discontinued allied products. Most of the remaining $0.7 million decline in revenue is due to lower parts cleaner service volume.

     Fluid Recovery Service revenue increased 10% over the comparable period of 1993, due to increased volume. This higher volume was offset by a 7% decline in the average price per drum collected, primarily due to quantity discounts.

     NORTH AMERICAN OIL RECOVERY SERVICES: Revenue from North American Oil Recovery Services was virtually flat with the comparable period of 1993. A 21% increase in the volume of base lube oil sold offset by an 11% lower average lube oil selling price increased revenue by $2.5 million. A weakening in the value of the Canadian dollar and a 9% lower average used automotive oil collection charge reduced revenue by $1.0 million and $0.9 million, respectively.

     NORTH AMERICAN OTHER SERVICES: Revenue from Other Services during the current reporting period was down $9.4 million, or 9.6%, from the comparable period of 1993. The lack of sales caused by the planned discontinuance of Paint Refinishing allied products accounts for $5.5 million of this decline.

     EUROPE: European revenues of $58.0 million year-to-date were up $2.3 million, or 4.1%, during the thirty-six weeks ended September 10, 1994, versus the comparable period of 1993.

OPERATING COSTS AND EXPENSES
- ----------------------------

     Year-to-date operating costs and expenses as a percentage of revenue declined from 75.8% during 1993 to 73.6% during 1994. This gross profit margin improvement is primarily attributable to the Company's lower cost structure which resulted from its restructuring plan and to the change in accounting estimate for remediation costs implemented in 1993.

SELLING AND ADMINISTRATIVE EXPENSES
- -----------------------------------

     Selling and administrative expenses totaled $76.6 million during the thirty-six weeks ended September 10, 1994, down $6.2 million, or 8%, from the prior year. This reduction in selling and administrative expenses is primarily due to the work force reductions implemented as part of the Company's restructuring plan.

INTEREST EXPENSE
- ----------------

     Interest expense increased $2.4 million to $9.9 million during the first thirty-six weeks of 1994 versus the comparable period of 1993, due primarily to an increase in interest rates.

INCOME TAXES
- ------------

     The Company's effective income tax rate was 41.4% for the current year-to-date period and 43.9% for the comparable period of 1993. The decrease in the effective tax rate is primarily due to additional income tax expense of $1.5 million incurred during the first thirty-six weeks of 1993 to revalue the Company's prior period deferred tax balances due primarily to an increase in the statutory income tax rate in the United States.

                                    PART II.
                                    --------

Item 1.  LEGAL PROCEEDINGS
         -----------------

         Although the Company's goal is to fully comply with all environmental regulations, the nature of the Company's business will likely cause it to incur governmental fines and penalties from time to time as a consequence of its business operations. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are often the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies.

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

         In some cases of this type, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Eight such proceedings against the Company were pending or known to be contemplated by governmental authorities at September 10, 1994. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. During the twelve week period ended September 10, 1994, Safety-Kleen Oil Services, Inc. ("SKOS"), a wholly-owned subsidiary of the Company, settled a pending criminal investigation concerning the handling of used oil and oily water from 1989 to 1991 at the Booth Oil Company, Inc. ("Booth Oil") facility in Buffalo, New York. Booth Oil is not owned by the Company or any of its subsidiaries. The Company and SKOS used the Booth Oil facility for the processing of used oil and oily water. Under the settlement, SKOS agreed to pay a $1.9 million civil forfeiture. The settlement was paid from accruals which the Company had established previously; therefore, the settlement did not impact the Company's results of operations. As a further part of the settlement, the Company agreed to purchase the Booth Oil facility in Buffalo for $2.4 million.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

               None.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of October, 1994.


                              SAFETY-KLEEN CORP.


                              /s/ ROBERT W. WILLMSCHEN, JR.
                              -----------------------------
                              Robert W. Willmschen, Jr.
                              Senior Vice President Finance,
                              and Secretary - Chief Financial Officer