Form 10-Q/A
period 1994-09-10
SAFETY KLEEN CORP
filed 1994-12-15
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                        (Amendment No. 1 to Form 10-Q)


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - ---  Act of 1934 for the twelve weeks ended September 10, 1994.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


                            Commission File #1-8513


                               SAFETY-KLEEN CORP.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                     39-6090019
- - -------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


              1000 North Randall Road, Elgin, Illinois 60123-7857
- - --------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


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

Item 6 of the Company's Form 10-Q for the twelve weeks ended September 10, 1994 is hereby amended to read in its entirety as follows:

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

               Exhibit 27 - Financial Data Schedule

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of December, 1994.


                              SAFETY-KLEEN CORP.


                              /s/ ROBERT W. WILLMSCHEN, JR.
                              -----------------------------
                              Robert W. Willmschen, Jr.
                              Senior Vice President Finance,
                              and Secretary - Chief Financial Officer