Form 10-K
SAFETY KLEEN CORP
filed 1995-03-29
CIK 86135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE 1994 FISCAL YEAR ENDED DECEMBER 31, 1994

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1995 was approximately $0.7 billion.

  Shares of Common Stock outstanding at March 1, 1995, were 57,754,963.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED ON OR BEFORE MARCH 31, 1995, FOR THE ANNUAL MEETING TO BE HELD ON MAY 12, 1995, ARE INCORPORATED BY REFERENCE IN PART III AND THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994, ARE INCORPORATED BY REFERENCE IN PARTS I AND II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Safety-Kleen is a business-to-business marketing and service company focusing on the environmental needs of business through recycling and reuse of fluid waste. It is a leading provider of services to generators of spent solvents and other hazardous and non-hazardous liquid wastes and byproducts, the world's largest provider of parts cleaner services and one of the world's largest collectors and re-refiners of used oil. The Company serves over 400,000 customers in North America and Europe, through a network of 236 branch facilities.

  The Company operates in the continental U.S., Canada, the United Kingdom, the Republic of Ireland, Puerto Rico, Belgium, France, Italy, Spain and Germany. The Company has licensee operations in Israel, Japan, and Korea. Safety-Kleen Corp. was incorporated in July, 1963 under the laws of the State of Wisconsin. As used herein, the terms "Company" or "Safety-Kleen" refer to Safety-Kleen Corp. and its consolidated subsidiaries.

  The Company groups its services into three broad categories: Small Quantity Generator ("SQG") Resource Recovery Services, Envirosystems Services, and Oil Recovery Services. Each of the Company's services is discussed in greater detail below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 20-25 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 (the "Annual Report"), which is incorporated herein by reference.

SQG RESOURCE RECOVERY SERVICES

  The Company's SQG Resource Recovery Services are divided into Automotive/Retail Repair Services, Industrial Services, Paint Refinishing Services, Dry Cleaner Services and Imaging Services. Solvent recycling is an integral part of the Company's SQG Resource Recovery Services. Most fluid wastes collected by the Company as part of these services, except Imaging Services, are either recycled for re-use in these services or processed into waste-derived fuel for use in the cement manufacturing industry. Imaging Services recovers the silver contained in the spent photochemical solutions it collects from customers. These solutions are then further treated and processed until they can be discharged as wastewater into publicly-owned treatment works in compliance with applicable laws and regulations. Some wastewater is also generated by the Company's Fluid Recovery Service.

  Automotive/Retail Repair Services. The primary component of the Company's Automotive/ Retail Repair Services is its Parts Cleaner Service which enables businesses (such as service stations, car and truck dealers, small engine repair shops and fleet maintenance shops) to clean parts in a convenient, cost effective, safe and environmentally sound manner. In this service, the Company's service representative places parts cleaner equipment and solvent with a customer, and, at regular service intervals, cleans and maintains the equipment, delivers clean solvent for use in the degreasing process, and removes the dirty solvent.

  Industrial Services. The Company markets both its Parts Cleaner Service and its Fluid Recovery Service to industrial customers in the U.S. through its Industrial Services specialists. The Company's Industrial Services furnish the same high quality parts cleaner service that is provided to Automotive/Retail Repair customers. The Company's Fluid Recovery Service consists of the collection of a wide variety of waste solvents and other liquid wastes generated by industrial customers in relatively small quantities, averaging a few 55-gallon drums per pickup. Depending upon the content, the material collected by the Company in its Fluid Recovery Service is either processed into a waste-derived fuel for use in the cement manufacturing industry, recycled into usable solvent or disposed of through incineration.

  Automotive and Industrial Parts Cleaning Equipment Conversion. The Company provides a choice of several models of parts cleaners to customers for their use as part of the Parts Cleaner Service. The Company also provides service to customers who own their own parts cleaner equipment. In total, at the end of 1994, the Company was providing services for approximately 481,000 parts cleaners at customers in the United States, of which approximately 368,000 were owned by the Company and approximately 113,000 were owned by customers.

  The Company's Model 16 and 30 parts cleaners are the most prevalent parts cleaner models furnished by the Company. They consist of a red sink atop a 16-gallon or 30-gallon drum of solvent, equipped with a submersible pump and a spout through which the solvent flows.

  In 1993, the Company introduced a new parts cleaning machine that was designed to replace most of its existing Model 16 and 30 parts cleaners. This new parts cleaner was developed in response to customer desires to minimize the amount of waste they generate and reduce their annual cost, and is the result of extensive research and testing conducted by the Company. The new parts cleaner utilizes a premium nonhazardous solvent and contains a patented cyclonic separator which mechanically separates dirt particles from the solvent during machine operation and traps them in a container for removal during servicing. This system extends the solvent's useful life and reduces the number of annual services required. With the new cyclonic parts cleaner service, customers need service less frequently and generate less waste on an annual basis, which reduces the cost of the parts cleaner service to Safety-Kleen and also provides customers with the potential to reduce their cost.

  The Company began converting the Model 16 and 30 parts cleaners being used by its domestic Automotive/Retail Repair and Industrial Services customers to the new cyclonic technology in late 1993. At December 31, 1994, the Company had placed approximately 103,000 cyclonic parts cleaners at customer locations, and there were approximately 155,000 Model 16 and 30 parts cleaning machines remaining in service in the United States. The Company expects to convert a large portion of the remaining Model 16 and 30 parts cleaning machines to the cyclonic parts cleaner in 1995 and 1996.

  In conjunction with the Company's decision to convert its parts cleaning equipment, the Company adopted a comprehensive restructuring plan during the fourth interim period of 1993. For a discussion of this restructuring plan, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Special Charges" appearing on page 24 of the Annual Report, which is incorporated herein by reference.

  In 1994, the Company developed and test marketed a proprietary filtration device which can be added to larger Safety-Kleen machines and a substantial portion of customer-owned parts cleaners. The Company believes this filtration device should provide these customers with the opportunity to receive waste minimization and cost reduction benefits similar to the cyclonic parts cleaner service.

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

  Imaging Services. Through this service, the Company provides spent photochemical recovery and recycling services to health care, printing, photoprocessing and other businesses. The Company's entry into this new business was accelerated with the acquisition of Boston Recovery Company in October 1994 and Drew Resource Corporation in February 1995.

ENVIROSYSTEMS SERVICE

  The Company's Envirosystems Service consists of the collection of waste solvent and other waste fluids from customers which generate larger quantities of such waste fluids. The fluids are typically shipped directly from the customer to one of the Company's recycle centers or fuel blending facilities. Depending on the content, material collected by the Envirosystems Service is recycled for reuse, processed into fuels for use in the cement manufacturing industry or disposed of through incineration.

OIL RECOVERY SERVICES

  The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses and either re-refines the oil into reusable lubricating oil or processes it into fuel for use in industrial furnaces. The Company derives revenues both from fees it charges customers to haul away used oil and from the sale of products it produces by processing the used oil. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Ontario, Canada and East Chicago, Indiana. The plants in Ontario and East Chicago have annual capacities of 34 and 85 million gallons of used oil per year, respectively. Waste oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial fuels or, to a small extent, sold unprocessed for direct use as a fuel in certain industrial applications for which such oil is suitable.

EUROPE

  The Company primarily provides its Automotive/Retail Repair and Paint Refinishing Services in Europe. The Company's German operations also offer the Envirosystems Service. The Company introduced its Fluid Recovery Services in the United Kingdom during 1994.

PRIMARY RAW MATERIALS

  The primary hydrocarbon material used in the Company's Parts Cleaner Service is a paraffinic hydro-treated petroleum fraction product that is purchased from petroleum refiners and suppliers through short-term purchase orders. It is not possible for the Company to accurately estimate the effect of possible future petroleum product shortages on the Company's operations or those of its customers. At the present time, the Company expects to be able to purchase required quantities of such solvent at acceptable prices. For a discussion of the effect of petroleum product price changes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Effects of Petroleum Price Changes" appearing on page 21 of the Annual Report, which is incorporated herein by reference.

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

  The principal methods of competition for all of the Company's services are price, quality, reliability of service rendered and technical proficiency in handling hazardous wastes properly. Knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes, since the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes, even if they employ companies which have proper permits and licenses. The Company believes that its technical proficiency, reputation and financial strength are important considerations to its customers in selecting and continuing to utilize the Company's services.

PATENTS

  The Company owns various patents covering certain of its cleaning units and certain related accessories. The Company has an exclusive license to use a patented cyclonic separator in parts cleaner applications. In the Company's opinion, however, the continued conduct of its business operations does not depend upon the existence of these patents.

EMPLOYEES

  At December 31, 1994, the Company had approximately 6,600 employees.

REGULATION

  Overview. Domestic and foreign governmental regulations applicable to the Company's business govern, among other things: the handling of a number of substances collected by the Company which are classified as hazardous or solid wastes under these regulations; the operation of the facilities at which the Company stores or processes the substances it collects; and the ultimate disposal of waste the Company removes from the substances it collects. An increase in governmental requirements for the treatment of any particular material generally increases the value of the Company's services to its customers, but may also increase the Company's costs.

  Various permits are generally required by federal and state environmental agencies for the Company's branch, accumulation center, solvent recycling, fuel blending and oil processing facilities. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify or deny issuance or renewal of these permits. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual chemical wastes, operating procedures, stormwater and wastewater discharges, fire protection, worker and community right-to-know and emergency response plans. Air and water pollution regulations govern certain operations at the Company's facilities. Safety standards under the Occupational Safety and Health Act in the United States and similar foreign laws are also applicable. Governmental regulations also apply to the operation of vehicles used by the Company to transport the substances it collects and distributes, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

  Regulations similar to those in the United States apply to the Company's Canadian operations. In general, environmental requirements are not as strict in countries in which the Company operates outside North America, but there is a general trend in Europe and other countries to strengthen environmental requirements.

  The Company has an internal staff of lawyers, engineers, geologists, hydrogeologists, chemists and safety professionals whose responsibility is to continuously improve the procedures and practices to be followed by the Company to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety and to monitor compliance.

  Hazardous and Solid Waste Requirements. Safety-Kleen's services involve the collection, transportation, storage, processing, recycling and disposal of automotive and industrial hazardous and nonhazardous fluids. Substantially all of these materials are regulated in the United States as "solid wastes" under the Resource Conservation and Recovery Act of 1976 ("RCRA"). In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes". Accordingly, the Company is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program which classified various substances as "hazardous wastes", established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed).

  The Company's customers are increasingly attempting to avoid being subject to hazardous waste regulations by replacing hazardous materials used in their businesses with nonhazardous materials or otherwise reducing the amount of hazardous waste they generate. Accordingly, the Company is collecting more substances that are not regulated as hazardous wastes but may be regulated as solid wastes.

  Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of hazardous waste storage, disposal and treatment facilities, such as Safety-Kleen, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit. The Company has over 100 RCRA-permitted facilities and is pursuing RCRA permits at a small number of its other facilities. The Company does not intend to pursue RCRA permits for its remaining facilities because it will be limiting activities at these facilities to transfer operations.

  In September, 1992, the United States Environmental Protection Agency ("EPA") finalized regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The Company builds and operates its used oil facilities to standards similar to those required for hazardous waste facilities, and believes that its oil management standards are more protective of human health and the environment than current federal standards.

  Fluids collected by the Company's Envirosystems and Fluid Recovery Services are primarily recycled for reuse or processed into fuel to be burned in kilns used in the production of cement. Fluids that are processed into waste-derived fuel are supplied to cement kilns. The majority of such waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. In August, 1991, cement kilns became subject to regulations which govern the burning of hazardous wastes in boilers and industrial furnaces ("BIF regulations"). Facilities covered by the BIF regulations were required to submit certifications of compliance by August 1, 1992 or to obtain approvals from the relevant governmental authority to extend the deadline for submission of certification. Every BIF facility that elects to continue to burn hazardous waste will also be required to obtain a RCRA operating permit. All of the kilns with which the Company has exclusive supply contracts have either obtained their compliance certifications or are in the process of doing so pursuant to an authorized extension. These kilns are also in the process of obtaining their RCRA operating permits. None of the kilns utilized by the Company for disposition of the waste it collects are owned by the Company. The Company is taking an increasingly more active role in assisting the kilns with which it has exclusive contracts in complying with such regulations.

  The United States EPA is developing regulations which will establish management standards for cement kiln dust ("CKD"). The Company and the kilns to which it sends waste-derived fuel have developed programs for analyzing and characterizing CKD in anticipation of these new management standards; however, at this time it is not clear what impact these CKD regulations will have on the Company.

  Clean Air Act. The Clean Air Act was passed by Congress to control the emissions of pollutants to the air, and requires permits to be obtained for certain sources. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for nonattainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which: (i) control emissions of 189 toxic air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.

  The Clean Air Act requires states to promulgate regulations which will result in the reduction of volatile organic compound (VOC) emissions by 15% by 1996 in order to meet certain ozone attainment standards under the act. This will require emission reductions at the Company's recycle centers and branches and could affect its solvents used in nonattainment areas. In addition, the United States EPA is developing Maximum Achievable Control Technology ("MACT") standards under the Clean Air Act which will impose restrictions on the emission of certain toxic air pollutants. These standards could impact certain of the Company's facilities and the cement kilns to which the Company sends its waste-derived fuels.

  In order to comply with these regulations, the Company has instituted a program to augment the air emission control equipment at its affected facilities and to obtain operating permits, where required. The Company is also working with the United States EPA and appropriate state and local agencies regarding the regulation of its parts cleaner and paint spray gun cleaner operations.

  The Clean Air Act will also require a certain percentage of the new vehicles purchased by the Company after 1995 in nonattainment areas to be clean-fuel-burning vehicles. Furthermore, the Company will be required to implement Employee Commute Reduction Plans by providing car and van pooling or implementing other options in nonattainment areas where the Company has more than 100 employees.

  CERCLA and Related Requirements. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") was originally enacted in December, 1980, and amended in 1986 by the Superfund Amendments and Reauthorization Act ("SARA"). Federal funding for the CERCLA program was reauthorized in 1990. CERCLA creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties" ("PRPs"). Most EPA cleanup efforts are at sites listed or proposed for listing on the National

Priorities List ("NPL"). Various states have also enacted statutes which contain provisions substantially similar to CERCLA.

  Generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous release sites, are made strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated "hazardous substances." Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

  A large portion of the materials collected by the Company are recycled or converted into materials, such as industrial fuels, which may be used for another purpose. The amount of material that the Company deposits at waste sites is accordingly small in relation to the volume of materials collected by the Company, and the Company is actively engaged in a waste minimization program to reduce this small amount even further. The Company also sends some of the materials it collects to selected third party facilities for further treatment, processing and/or disposal. The Company audits each of these facilities prior to shipping any materials to attempt to minimize its potential superfund liability at these sites.

  Most of the Company's CERCLA responsibilities stem from certain historic disposal practices in the 1970's. These practices were stopped in the mid-to-late 1970's with the development of expanded recycling technology. The Company has been a relatively small contributor in most waste disposal sites utilized by the Company.

  Proceedings are currently pending involving several sites with respect to which the Company has been notified by the EPA or the appropriate state agency that the Company may be a PRP. The Company is participating in settlement discussions with the parties and the government at these sites. The Company's volumetric share of the total waste at a majority of these sites is among the smallest of the PRPs and the Company has a larger volumetric share at a minority of these sites. The EPA has requested information from the Company to ascertain if it may be a PRP at several other sites, but the Company has no record of having dealings with any of these other sites. The Company has already settled its liability at eighteen superfund sites.

  Costs of Increasing Regulations and Higher Fees and Taxes. State and local authorities are increasingly adopting legislation and regulations which impose stricter operating and performance standards and increased taxes, assessments and fees upon the generators, transporters and handlers of hazardous and nonhazardous waste. Although historically the Company has been able to pass most of the costs associated with such legislation and regulations on to its customers through price increases, there can be no assurance it will be able to continue to do so in the future.

  Capital and Certain Other Expenditures Related to the Environment. A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $7 million for the year 1995 and $14 million in the aggregate, for the years 1996 through 1999 in order to comply with RCRA, the Clean Air Act and other environmental laws and regulations currently in effect in conjunction with the Company's existing business.

  In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or, in certain cases, changes the use of a hazardous waste management unit, formal closure procedures must be followed. These closure procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial cleanup work at the site. In addition, at certain of the Company's other operating sites, remedial cleanup work is required as part of the RCRA Corrective

Action Program or other state and federal programs. As shown on the Company's Consolidated Balance Sheet and more fully described in note 9 to the Consolidated Financial Statements at pages 28 and 38, respectively, of the Annual Report, the Company has accrued liabilities of approximately $50 million as of December 31, 1994 for facility closures, remedial cleanup work, superfund site liability and certain other environmental expenses related to its operating and previously closed sites.

  Enforcement Actions. The Company's goal is to fully comply with all environmental regulations and other governmental requirements. The Company has instituted several programs to enhance compliance, including suspending site operations if appropriate corrective actions are not taken to remedy potential defects. The Company conducts regular audits of its facilities to assess compliance with federal and state environmental and safety laws and regulations. Any potential deficiencies are identified and a corrective action plan is prepared and implemented to eliminate the potential defect. In 1994 the Company conducted over 460 such audits. The Company regularly conducts corporate training courses and seminars focused on environmental control and safety regulations, in addition to on-going weekly field training for its site employees.

  In spite of the Company's goal to fully comply with all environmental regulations, given the Company's extensive operations, the technical aspects of the regulations and the varying interpretations of the requirements from jurisdiction to jurisdiction, the Company may incur governmental fines and penalties from time to time. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies. In 1991 and 1992, throughout its United States facilities, 201 and 142 regulatory proceedings, respectively, were brought by state or federal authorities against the Company. In 1993, this number was reduced to
136. This number was reduced again in 1994 to 130. Administrative actions are counted in the year notice of the violation is received by the Company, regardless of when the inspection giving rise to the action was conducted. Some of the proceedings brought in 1994 resulted from inspections performed in previous years. Of these administrative actions in 1994, approximately 16% of the alleged deficiencies related to incomplete or incorrect manifests and other shipping documents. Alleged defects in site operating records, training record keeping and other paperwork accounted for an additional 44% of these allegations. The Company processed over one million manifests and completed several million individual drum labels in 1994. Throughout its facility network, the Company maintains over 200 sets of operating records and logs in which millions of individual entries are made annually. A clerical error on a manifest, drum label or site paperwork can result in a violation notice.

  From time to time, the Company becomes subject to proceedings in which governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Six such proceedings were pending against the Company at December 31, 1994. In these cases, the governmental authorities involved may allege, among other things, that at certain of the Company's facilities, the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage and/or waste handling violations.

  Five such cases were settled during 1994. Two of these five cases were settled during the first three quarters of 1994 and were previously disclosed in the Company's quarterly reports on Form 10-Q. The three remaining cases were settled during the fourth quarter of 1994. In these three cases, the Company and the State of Ohio entered into a settlement agreement involving alleged hazardous waste violations at the Company's eight Ohio facilities which resolved differences in regulatory interpretation and technical issues with the Ohio EPA and resolved alleged violations dating back to 1986. Pursuant to the agreement, Safety-Kleen paid a penalty of $825,000, agreed to expend $165,000 for household hazardous waste collections in Ohio over the next three years and reimbursed the Ohio Attorney General's Office $10,000 for processing costs.

  The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon. The Company paid approximately $4 million in 1994 for environmental fines, penalties and forfeitures.

  Potential Environmental Liabilities. Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability on cases now pending (including enforcement actions of the type described above and CERCLA or state superfund cases) will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written in a way in which the Company's potential liability can be large, and it is always possible that the Company's actual liability on any particular environmental claim will prove to be larger than anticipated or accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's results of operations for that period.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND INDUSTRY SEGMENTS

  The Company operates primarily in one business segment: providing businesses with environmentally safe and convenient solutions for managing fluid waste and other recoverable resources. For a discussion of financial information relating to foreign and domestic operations and industry segments refer to Note 3 to the Consolidated Financial Statements appearing on pages 31 and 32 of the Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are:

   NAME      AGE                            POSITION
   ----      ---                            --------
Donald W.    64  Chairman of the Board
 Brinckman
John G.      54  President, Chief Executive Officer and Director
 Johnson
 Jr.
Hyman K.     40  Senior Vice President General Counsel
 Bielsky
Roy D.       46  Senior Vice President Business Management and Marketing
 Bullinger
Robert J.    57  Senior Vice President Human Resources
 Burian
Michael H.   47  Senior Vice President Marketing Services and Customer Care
 Carney
Joseph       49  Senior Vice President Processing, Engineering and Oil Recovery
 Chalhoub
David A.     54  Senior Vice President Sales and Service
 Dattilo
Scott E.     40  Senior Vice President Environment, Health and Safety
 Fore
F. Henry     41  Senior Vice President Strategic/Environmental Planning
 Habicht II
William P.   52  Senior Vice President Operations and Information
 Kasko
Robert W.    47  Senior Vice President Finance and Secretary
 Willmschen
 Jr.
Glenn R.     37  Vice President Engineering
 Casbourne
Clark J.     57  Vice President Technical Services
 Rose
Laurence M.  49  Treasurer
 Rudnick
Clifford J.  43  Controller
 Schulz

  Mr. Brinckman relinquished his post as Chief Executive Officer of the Company as of December 31, 1994, a position he held since 1968. He served as President of the Company from 1968 to August, 1990, and December, 1991 to May, 1993. Mr Brinckman was elected Chairman of the Company's Board of Directors in August, 1990. Mr. Brinckman is also a director of Johnson Worldwide Associates, Inc., Racine, Wisconsin, Paychex, Inc., Rochester, New York and Snap-On Incorporated, Kenosha, Wisconsin. Mr. Brinckman is Chairman of the Executive Committee.

  Mr. Johnson was elected President and a director of the Company in May 1993, and assumed the additional responsibility of Chief Executive Officer as of January 1, 1995. He joined Safety-Kleen in January, 1993 as Assistant to the Chairman/CEO. Prior to joining Safety-Kleen, Mr. Johnson was employed by ARCO since 1958. He served as Senior Vice President of ARCO Chemical Company since 1986. In 1987, he became a director and in 1988 was given the added responsibility of President of ARCO Chemical Americas, a division of ARCO Chemical Company.

  Mr. Bielsky was elected Senior Vice President General Counsel in May, 1993. Mr. Bielsky served as Assistant General Counsel-Commercial since January, 1990, and as Associate Counsel since joining the Company in 1987.

  Mr. Bullinger was named Senior Vice President Business Management and Marketing in June 1994. He served as Vice President Sales--Central Division since 1985 and as a Regional Manager since joining the Company in 1975.

  Mr. Burian was appointed Senior Vice President Human Resources in May, 1993. He served as Senior Vice President Administration since August, 1990. Mr. Burian joined the Company in July, 1986, as Vice President Personnel.

  Mr. Carney was named Senior Vice President Marketing Services and Customer Care in June 1994. He served as Senior Vice President Marketing since August, 1990 and Vice President Marketing since May, 1987. He joined the Company in 1976, serving in various marketing positions until his appointment to Vice President Marketing.

  Mr. Chalhoub was elected Senior Vice President, Oil Recovery Division in August, 1990. In August, 1991, Mr. Chalhoub was assigned the additional responsibilities of overseeing the processing and engineering departments. He served as Vice President Oil Recovery Division since February, 1990. He has served as President of the Company's former subsidiary, Breslube Holding Corp., since May, 1987.

  Mr. Dattilo was named Senior Vice President Sales and Service in August, 1990. He served as Vice President Corporate Branch Sales and Service since January, 1980.

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

  Mr. Rudnick joined the Company in September, 1979, and was appointed Treasurer in January, 1980.

  Mr. Schulz was named Controller in December, 1994. He served as Controller North American Operations and Assistant Controller Cost and Inventory since 1991 and 1987, respectively.

ITEM 2. PROPERTIES

  The Company owns 12 solvent recycling plants in the U.S., Puerto Rico, the United Kingdom and Germany. In total, these plants have an annual recycling capacity of 64 million gallons of parts cleaner solvents and 34 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 8.4 million gallons. In addition, the Company owns 3 fuel blending facilities, located on leased land, which have combined storage capacity of approximately 2.6 million gallons.

  The Company owns 2 oil re-refining plants with a combined annual re-refining capacity of 119 million gallons. These plants are located in Ontario, Canada and East Chicago, Indiana.

  The Company leases 5 distribution facilities and owns 3 distribution facilities in the U.S., United Kingdom and Germany, averaging approximately 45,000 square feet. The Company has 18 accumulation centers across the U.S. Of these, 13 are owned and 5 are leased. A typical accumulation center is approximately 8,000 square feet. These centers serve branches by collecting drums of waste from the Fluid Recovery Service, Dry Cleaner Service, Paint Refinishing Service and other small quantity generator services. As truck load quantities are collected, they are transported from the accumulation centers to the recycling plants.

  In North America, Germany, France, Belgium, Italy, Spain, the Republic of Ireland and the United Kingdom, the Company's sales and service representatives operate out of 236 branch facilities. Of these, approximately 50% are leased and 50% are owned. A typical branch is approximately 8,000 square feet.

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

  The Company operates approximately 2,600 van-type vehicles, 240 straight tanker-type service vehicles and 700 pieces of over-the-road equipment, most of which are owned by the Company. The Company also leases approximately 480 railroad tanker cars.

ITEM 3. LEGAL PROCEEDINGS

  Reference is made to "Item 1. Business," subcaption "Regulation," for information concerning certain environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth interim period of the fiscal year ended December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The "Market and Dividend Information" appearing on page 41 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The "Selected Financial Data" appearing on page 25 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 20-25 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The "Report of Independent Public Accountants", Consolidated Financial Statements and "Notes to Consolidated Financial Statements" appearing on pages 26-39 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K and under the headings "PROPOSAL 1: ELECTION OF DIRECTORS" and "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive proxy statement for the May 12, 1995 Annual Meeting of Shareholders (the "Proxy Statement") is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the heading "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the headings "EXECUTIVE COMPENSATION", "CERTAIN RELATIONSHIPS" and "DIRECTORS' COMMITTEES, MEETINGS AND COMPENSATION" in the Proxy Statement is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Item 14(a)1. List of Financial Statements.

    The following consolidated financial statements of the Company included on pages 26-39 of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference:

    Consolidated Balance Sheets as of December 31, 1994 and January 1,
    1994.

    Consolidated Statements of Operations for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

    Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

    Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993.

    Notes to Consolidated Financial Statements.

  Item 14(a)2. Financial Statement Schedules.

    The following Consolidated Financial Statement Schedules of Safety-Kleen Corp. and Subsidiaries are included in response to Item 14(d):

                                                                            PAGE
                                                                            NO.
                                                                            ----
     Report of Independent Public Accountants..............................  16
     Schedule II Allowance for Doubtful Accounts...........................  17

    Schedules other than those listed above are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

  Item 14(a)3. List of Exhibits.

     NUMBER                              DESCRIPTION
     ------                              -----------
      3.1      Articles of Incorporation of the Registrant. (4)
      3.2      By-Laws of the Registrant.
      4.1      Form of Rights Agreement, dated November 9, 1988, between
               Safety-Kleen Corp. and the First National Bank of Chicago. (1)
      4.2      Indenture Agreement dated August 15, 1989, between Safety-Kleen
               Corp. and the Chase Manhattan Bank, executed in connection with the Company's issuance and sale from time to time of up to $200 million aggregate principal amount of Debt Securities. (2)
      4.2.1    Board of Directors' Resolution executed in connection with the issuance and sale of $100 million aggregate principal amount of
               9.25% Senior Notes due September 15, 1999. (2)
      4.2.2    Board of Directors' Resolution executed in connection with the future issuance and sale of up to $100 million aggregate
               principal amount of Series A Medium Term Notes. (2)

     NUMBER                               DESCRIPTION
     ------                               -----------
      4.3      Note Purchase Agreement dated as of January 15, 1995, between
               Safety-Kleen Corp. and certain Purchasers, executed in
               connection with the Company's issuance and sale of its 8.05%
               Senior Notes due January 30, 1998 in the aggregate principal amount of $50 million.
     10.1      Safety-Kleen Corp. 1985 Stock Option Plan. (3)*
     10.2      Safety-Kleen Corp. 1988 Non-Qualified Stock Option Plan for
               Outside Directors. (1)*
     10.3      Form of Safety-Kleen Corp. Severance Agreement. (3)*
     10.3.1    Current Schedule of Participants to Safety-Kleen Corp. Severance
               Agreement.*
     10.4      Safety-Kleen Corp. 1993 Stock Option Plan. (5)*
     10.5      Employment Agreement and Addendum to Severance Agreement dated
               January 11, 1993, between John G. Johnson, Jr. and Safety-Kleen
               Corp. (6)*
     10.6      Safety-Kleen Corp. Excess Benefit Plan. (5)*
     10.7      Safety-Kleen 1994 Management Incentive Plan. (6)
     10.8      Safety-Kleen 1995 Management Incentive Plan.*
     10.9      Severance Agreement dated January 1, 1995, between Donald W.
               Brinckman and Safety-Kleen Corp.*
     10.10     Amended and Restated Credit Agreement dated March 25, 1994, among the Chase Manhattan Bank, N.A., the Northern Trust
               Company, the NBD Bank, N.A. and the First National Bank of
               Chicago.
     13        Annual Report to Shareholders for the year ended December 31,
               1994.
     21        Subsidiaries of the Registrant. (3)
     23        Consent of Experts.
     27        Financial Data Schedule. (EDGAR Filing Only)
     99.1      Press Release issued February 10, 1995 regarding 1994 results of operations.

    -------------------------
    (1) Previously filed and incorporated herein by reference from Registrant's Current Report on Form 8-K, dated November 10, 1988.
    (2) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1989.
    (3) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
    (4) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    (5) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    (6) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

      *Indicates each management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      (Copies of these exhibits can be obtained from the Company for its reasonable out-of-pocket expense for furnishing such copies.)

  Item 14(b). Reports on Form 8-K.

      None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Safety-Kleen Corp.

        Date: March 29, 1995              By: /s/ Robert W. Willmschen, Jr.
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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Donald W. Brinckman
------------------------------------
        Donald W. Brinckman          Chairman of the Board           March 29, 1995
      /s/ John G. Johnson, Jr.
------------------------------------
        John G. Johnson, Jr.         President, Chief Executive
                                      Officer and Director           March 29, 1995
   /s/ Robert W. Willmschen, Jr.
------------------------------------
     Robert W. Willmschen, Jr.       Senior Vice President
                                      Finance, Chief Financial
                                      Officer                        March 29, 1995
     /s/ Clifford J. Schulz
------------------------------------
         Clifford J. Schulz          Controller, Chief Accounting
                                      Officer                        March 29, 1995
       /s/ Richard T. Farmer
------------------------------------
         Richard T. Farmer           Director                        March 29, 1995
       /s/ Russell A. Gwillim
------------------------------------
         Russell A. Gwillim          Director                        March 29, 1995
       /s/ Edgar D. Jannotta
------------------------------------
         Edgar D. Jannotta           Director                        March 29, 1995
         /s/ Karl G. Otzen
------------------------------------
           Karl G. Otzen             Director                        March 29, 1995
        /s/ Paul D. Schrage
------------------------------------
          Paul D. Schrage            Director                        March 29, 1995
       /s/ Marcia E. Williams
------------------------------------
         Marcia E. Williams          Director                        March 29, 1995
         /s/ W. Gordon Wood
------------------------------------
           W. Gordon Wood            Director                        March 29, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Safety-Kleen Corp.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Safety-Kleen Corp. annual report to shareholders incorporated by reference into this Form 10-K, and have issued our report thereon dated February 9, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the changes in the methods of accounting for post-retirement benefits other than pensions and accounting for income taxes, effective December 29, 1991, as discussed in Notes 7 and 8 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois,
February 9, 1995.

                                                                     SCHEDULE II

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                      FISCAL YEAR ENDED
                                              ----------------------------------
                                              DECEMBER 31, JANUARY 1, JANUARY 2,
                                                  1994        1994       1993
                                              ------------ ---------- ----------
                                                   (EXPRESSED IN THOUSANDS)
Balance at beginning of year.................   $ 8,432     $ 7,399    $ 7,250
Provision charged to operating expenses......     5,067       6,822      7,053
Write-offs net of recoveries.................    (4,631)     (5,789)    (6,904)
                                                -------     -------    -------
Balance at end of year.......................   $ 8,868     $ 8,432    $ 7,399
                                                =======     =======    =======





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX
                                 -------------

     NUMBER                              DESCRIPTION
     ------                              -----------
      3.1      Articles of Incorporation of the Registrant. (4)
      3.2      By-Laws of the Registrant.
      4.1      Form of Rights Agreement, dated November 9, 1988, between
               Safety-Kleen Corp. and the First National Bank of Chicago. (1)
      4.2      Indenture Agreement dated August 15, 1989, between Safety-Kleen
               Corp. and the Chase Manhattan Bank, executed in connection with the Company's issuance and sale from time to time of up to $200 million aggregate principal amount of Debt Securities. (2)
      4.2.1    Board of Directors' Resolution executed in connection with the issuance and sale of $100 million aggregate principal amount of
               9.25% Senior Notes due September 15, 1999. (2)
      4.2.2    Board of Directors' Resolution executed in connection with the future issuance and sale of up to $100 million aggregate
               principal amount of Series A Medium Term Notes. (2)
      4.3      Note Purchase Agreement dated as of January 15, 1995, between
               Safety-Kleen Corp. and certain Purchasers, executed in connection with the Company's issuance and sale of its 8.05% Senior Notes due January 30, 1998 in the aggregate principal amount of $50 million.
     10.1      Safety-Kleen Corp. 1985 Stock Option Plan. (3)*
     10.2      Safety-Kleen Corp. 1988 Non-Qualified Stock Option Plan for
               Outside Directors. (1)*
     10.3      Form of Safety-Kleen Corp. Severance Agreement. (3)*
     10.3.1    Current Schedule of Participants to Safety-Kleen Corp. Severance
               Agreement.*
     10.4      Safety-Kleen Corp. 1993 Stock Option Plan. (5)*
     10.5      Employment Agreement and Addendum to Severance Agreement dated
               January 11, 1993, between John G. Johnson, Jr. and Safety-Kleen
               Corp. (6)*
     10.6      Safety-Kleen Corp. Excess Benefit Plan. (5)*
     10.7      Safety-Kleen 1994 Management Incentive Plan. (6)
     10.8      Safety-Kleen 1995 Management Incentive Plan.*
     10.9      Severance Agreement dated January 1, 1995, between Donald W.
               Brinckman and Safety-Kleen Corp.*
     10.10     Amended and Restated Credit Agreement dated March 25, 1994, among the Chase Manhattan Bank, N.A., the Northern Trust
               Company, the NBD Bank, N.A. and the First National Bank of
               Chicago.
     13        Annual Report to Shareholders for the year ended December 31,
               1994.
     21        Subsidiaries of the Registrant. (3)
     23        Consent of Experts.
     27        Financial Data Schedule. (EDGAR Filing Only)
     99.1      Press Release issued February 10, 1995 regarding 1994 results of operations.

    -------------------------
    (1) Previously filed and incorporated herein by reference from Registrant's Current Report on Form 8-K, dated November 10, 1988.
    (2) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1989.
    (3) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
    (4) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    (5) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    (6) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

      *Indicates each management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.