Form 10-Q
period 1995-03-25
SAFETY KLEEN CORP
filed 1995-05-05
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
___  Act of 1934 for the twelve weeks ended March 25, 1995.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                            Commission File #1-8513


                               SAFETY-KLEEN CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-6090019
- -------------------------------           ------------------------------------
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

Shares of common stock outstanding at March 25, 1995 were 57,754,963.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------

                         PART I.  FINANCIAL STATEMENTS
                         -----------------------------

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 25, 1995 and December 31, 1994, cash flows for the twelve-week periods ended
March 25, 1995 and March 26, 1994, and the results of operations for the twelve-week periods ended March 25, 1995 and March 26, 1994. The 1995 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1995.

                                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                            (DOLLAR AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              ASSETS
                                                                             Mar. 25, 1995   Dec. 31, 1994
                                                                             -------------   -------------
Current assets:

      Cash and cash equivalents                                                $   28,136      $   21,015
      Trade accounts receivable, less allowances
        of $9,516 and $8,868, respectively                                        103,897         102,908
      Inventories                                                                  36,074          32,137
      Prepaid expenses and other                                                   38,864          35,334
                                                                               ----------      ----------
        Total current assets                                                      206,971         191,394

Equipment at customers and components, at
    cost, less accumulated depreciation of
    $40,458 and $38,917, respectively                                             106,635          96,605
Property, plant and equipment, at cost
    less accumulated depreciation of $285,838
    and $273,075, respectively                                                    533,259         538,042
Intangible assets, at cost, less accumulated
    amortization of $55,768 and $52,015 respectively                              127,819         113,925

Other assets                                                                       73,893          76,020
                                                                               ----------      ----------

                                                                               $1,048,577      $1,015,986
                                                                               ==========      ==========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

      Dividends payable                                                        $    5,200      $        0
      Current portion of long-term debt                                                10              10
      Trade accounts payable                                                       65,269          61,629
      Accrued expenses                                                             62,665          64,960
      Restructure liability                                                        22,012          24,637
      Income taxes payable                                                          9,515           3,339
      Accrued environmental liabilities                                            10,910          11,730
                                                                               ----------      ----------
        Total current liabilities                                                 175,581         166,305
                                                                               ----------      ----------
Long-term debt, less current portion                                              300,559         284,125
                                                                               ----------      ----------
Deferred income taxes                                                              70,869          69,545
                                                                               ----------      ----------
Restructure liability                                                              32,406          34,357
                                                                               ----------      ----------
Accrued environmental liabilities                                                  35,868          37,954
                                                                               ----------      ----------
Other liabilities                                                                  27,310          27,364
                                                                               ----------      ----------

Shareholders' equity:
      Preferred stock ($.10 par value;
        authorized 1,000,000 shares; none issued)                                       -               -
      Common stock ($.10 par value; authorized
        300,000,000 shares; issued and outstanding
        57,754,963 shares)                                                          5,775           5,775
      Additional paid-in capital                                                  184,865         184,789
      Retained earnings                                                           230,441         223,569
      Cumulative translation adjustments                                          (15,097)        (17,797)
                                                                               ----------      ----------
                                                                                  405,984         396,336
                                                                               ----------      ----------
                                                                               $1,048,577      $1,015,986
                                                                               ==========      ==========
                               The accompanying notes are an integral part of these balance sheets.


                   SAFETY-KLEEN CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                    (THOUSANDS EXCEPT PER SHARE DATA)



                                                 Twelve Weeks Ended
                                            ------------------------------
                                            Mar. 25, 1995    Mar. 26, 1994
                                            -------------    -------------
Revenue                                        $194,559         $176,812
                                               --------         --------
Costs and expenses:
     Operating costs and expenses               142,417          131,312
     Selling and administrative expenses         27,570           26,106
     Interest income                               (260)            (128)
     Interest expense                             4,544            2,962
                                               --------         --------
                                                174,271          160,252
                                               --------         --------


Earnings before income taxes                     20,288           16,560

Income taxes                                      8,217            6,855
                                               --------         --------

Net earnings                                   $ 12,071         $  9,705
                                               ========         ========


Earnings per common and common
   equivalent share                            $   0.21         $   0.17
                                               ========         ========

Average number of common and common
   equivalent shares outstanding                 57,819           57,697
                                               ========         ========

Cash dividends per common share                $   0.09         $   0.09
                                               ========         ========



 The accompanying notes are an integral part of these financial statements.


                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLAR AMOUNTS ARE IN THOUSANDS)




                                                                         Twelve Weeks Ended
                                                                 -----------------------------------
                                                                  Mar. 25, 1995       Mar. 26, 1994
                                                                 ---------------     ---------------
Net cash provided by operating activities                            $ 26,490            $ 16,723
                                                                     --------            --------
Cash flows used in investing activities:
     Equipment at customers and component
         additions                                                    (11,661)             (8,149)
     Property, plant and equipment additions                           (8,323)             (9,745)
     Business acquisitions and other                                  (14,872)             (3,232)
                                                                     --------            --------
        Net cash used in investing activities                         (34,856)            (21,126)
                                                                     --------            --------
Cash flows provided from financing activities:
     Net borrowings (payments)                                         15,279               7,443
                                                                     --------            --------
        Net cash provided from financing activities                    15,279               7,443
                                                                     --------            --------

Effect of exchange rate changes on cash                                   208                 (37)
                                                                     --------            --------

Net increase in cash and cash equivalents                               7,121               3,003
Cash and cash equivalents at beginning of year                         21,015              17,375
                                                                     --------            --------
Cash and cash equivalents at end of the reporting period             $ 28,136            $ 20,378
                                                                     ========            ========

Supplemental disclosures of cash paid during
     the reporting period:
        Interest (net of amount capitalized)                         $  5,836            $  5,168
                                                                     ========            ========


        Income taxes paid                                            $    380            $    598
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




                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   INVENTORIES

     The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at March 25, 1995 and December 31, 1994 were $5.7 and $5.0 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.4 million and $1.0 million higher at March 25, 1995 and December 31, 1994, respectively.


2.   PROPERTY

     During the fourth interim period of 1993, the Company implemented a restructuring plan in conjunction with its decision to convert a substantial portion of its existing parts cleaner machine customers to new cyclonic technology. As part of this restructuring plan, the Company wrote down assets associated with the planned reduction of recycling capacity and shut-down of certain facilities. As of March 25, 1995 and December 31, 1994, the net book value of property intended for sale as a result of such planned recycling capacity reductions, facility shut-downs and other restructuring actions was $16.3 million and $16.4 million, respectively.


3.   ACQUISITIONS

     During the first interim period of 1995, the Company completed the acquisitions of Drew Resource Corp., a photochemical processing and silver recovery company in California, and the parts cleaner service business of Sparkle Corp. These acquisitions were accounted for using the purchase method and, accordingly, their operating results have been included in the Company's Consolidated Statements of Earnings only since the respective dates of acquisition. The acquisitions were not material either individually or in the aggregate.


4.   INTERIM REPORTING PERIODS

     The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

                                    OVERVIEW
                                    --------

     In order to address the waste minimization concerns of its customers, the Company began converting its existing Model 16 and 30 red sink-on-a-drum parts cleaners in the United States to a new cyclonic parts cleaner service in 1993. The new service employs a premium non-hazardous solvent and a patented cyclonic separation technology that continuously removes dirt particles from the solvent during use. As a result, the solvent stays cleaner longer, extending the life of the solvent and reducing the number of annual services required. With the new cyclonic parts cleaner service, customers need service less frequently and generate less waste on an annual basis, which reduces the cost of the parts cleaner service to Safety-Kleen and also provides customers with the potential to reduce their cost.

     At March 25, 1995, the Company had placed approximately 123,000 cyclonic machines at customer locations, and there were approximately 141,000 Model 16 and 30 parts cleaners remaining in service with customers in the United States. These 141,000 machines represent approximately 37% of the total installed base of Company-owned parts cleaners in the United States. The Company expects to convert a large portion of the remaining Model 16 and 30 parts cleaner machines to the cyclonic parts cleaner in 1995 and 1996.

     The Company believes the new cyclonic service will reduce the turnover rate of its existing parts cleaner base and result in faster penetration of the market. The Company also anticipates the gross profit margin of its parts cleaner service will improve as a result of gains in efficiencies associated with a growing base of cyclonic service customers and a price increase that was instituted on the red machine service in October of 1994.

     In 1994, the Company developed and test marketed a proprietary filtration device which can be added to larger Safety-Kleen machines and a substantial portion of customer-owned parts cleaners. The Company believes this filtration device should provide these customers with the opportunity to receive waste minimization and cost reduction benefits similar to the cyclonic parts cleaner service.

FINANCIAL CONDITION
- -------------------

     The Company's working capital increased from $25.1 million at December 31, 1994 to $31.4 million at March 25, 1995. The Company incurred year-to-date cash expenditures of $20.0 million in capital spending, excluding business acquisitions, for equipment at customers and property acquisitions and improvements. These expenditures were financed by internally generated cash and additional bank borrowings. The Company's long term debt increased by $16.4 million during the first twelve weeks of 1995.

     In the first interim period of 1995, the Company entered into a note purchase agreement with two insurance companies, under which the Company borrowed $50 million at a fixed interest rate of 8.05% for 3 years expiring in February, 1998. Proceeds from the notes were used to repay existing bank borrowings.

     The Company's long term debt to total capital ratio was 43% and 42% at March 25, 1995 and December 31, 1994, respectively. The Company does not expect its long-term debt to total capital ratio to change significantly during the balance of 1995.

                              RESULTS OF OPERATION
                              --------------------

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                  -------------------------------------------
                       MARCH 25, 1995 AND MARCH 26, 1994
                       ---------------------------------

REVENUE
- -------

     Revenue for the twelve weeks ended March 25, 1995 was $195 million, up $17.7 million, or 10%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended March 25, 1995 and March 26, 1994 was as follows:

                                              Thousands of Dollars
                                         ------------------------------
                                                                          Percentage
                                                                           Increase
                                         March 25, 1995  March 26, 1994   (Decrease)
                                         --------------  --------------   ----------
North America
 Automotive/Retail Repair Services          $ 56,028        $ 55,577          0.8%
 Industrial Services                          54,429          49,375         10.2%
 Oil Recovery Services                        26,978          24,543          9.9%
 Other Services                               34,530          28,414         21.5%
                                            --------        --------
Total North America                          171,965         157,909          8.9%
Europe                                        22,594          18,903         19.5%
                                            --------        --------
Consolidated                                $194,559        $176,812         10.0%
                                            ========        ========

     NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. Most of the revenue increase in the Company's North American Automotive/Retail Repair Services is due to an increase in the average service charge. A 3% decline in parts cleaner service volume caused primarily by a lengthening of the average service interval partially offset the favorable impact of the higher average service charges. Parts washer machines in service at customers on March 25, 1995 increased by nearly 18,000 machines, or 4%, from the machines in service at March 26, 1994.

          NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period includes approximately $27.5 million from the Fluid Recovery Service, which represents a 20% increase over the comparable period of 1994. Virtually all of this revenue increase is due to the higher number of drums collected by the Company during the current interim period. This increased volume was partially offset by a 2% decline in the average revenue per drum collected, primarily due to a decline in the average size of the drums collected.

          The North American Industrial Parts Cleaner Service accounts for the remaining $26.9 million of revenue, which represents an increase of $0.6 million, or 2%, from the comparable period of 1994. The increase in revenue resulted from higher average service charges, as volume declined by approximately 5% due to a lengthening of the average service interval. Machines in service at March 25, 1995 increased by approximately 12,000 machines, or 9%, from the machines in service at March 26, 1994.

          NORTH AMERICAN OIL RECOVERY SERVICES. Revenue from North American Oil Recovery Services was up $2.4 million, or 10%, from the comparable period of 1994. Although the volume of lube oil sold decreased by approximately 4%, revenue from lube oil sold increased $1.3 million, or 8%, due to a 12% increase in the average selling price of base lube oil. The remaining revenue increase was primarily due to price increases in the antifreeze and oil collection businesses.

          NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period was up $6.1 million, or 22%, from the comparable period of 1994. Revenues from the new Imaging business accounted for $4.0 million of the increase.

          EUROPE. European current period revenues of $22.6 million were up $3.7 million or 20% from the comparable period of 1994. Foreign exchange increased U.S. dollar European revenues by approximately 12%.

OPERATING COSTS AND EXPENSES
- ----------------------------

          Operating costs and expenses as a percentage of revenue declined from 74.3% in the first interim period of 1994 to 73.2% in the current reporting period. This gross profit margin improvement is primarily attributable to higher volumes of Envirosystems materials being processed through the Company's existing infrastructure and increased pricing in selected markets.

SELLING AND ADMINISTRATIVE EXPENSES
- -----------------------------------

          Selling and administrative expenses increased 6% from $26.1 million during the twelve weeks ended March 26, 1994 to $27.6 million during the current period. This increase in selling and administrative expenses is primarily due to increases in salaries and other employee-related costs.

INTEREST EXPENSE
- ----------------

          Interest expense increased $1.6 million to $4.5 million during the current reporting period versus the comparable period of 1994, due primarily to increased interest rates.

INCOME TAXES
- ------------

          The Company's effective income tax rate was 40.5% for the twelve weeks ended March 25, 1995 and 41.4% for the comparable period of 1994. The decrease in the effective tax rate is primarily due to lower non-deductible expenses and a change in the mix of taxable income among taxing jurisdictions.

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

          From time to time, the Company becomes subject to claims which allege more than technical violations or in which the claimant seeks remedies which involve potentially higher costs than routine technical violation claims. These claims can be brought by either governmental authorities or private claimants. The relief sought can involve remediation of the alleged environmental damage, payment of damages, and in the case of claims brought by governmental authorities, fines and penalties.

          In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. One such proceeding against the Company was pending or known to be contemplated by governmental authorities at March 25, 1995. This represents a significant improvement over recent interim reporting periods in the number of pending proceedings of this type.

          The Company settled five such cases during the twelve-week period ended March 25, 1995. In one of these cases, the United States EPA Region II alleged the Company had violated certain portions of a water discharge permit during 1993-94. The case was resolved for a penalty of $25,000 and performance of a Supplemental Environmental Project that has been completed. In another case, the Company and the State of New Jersey entered into a settlement agreement involving alleged hazardous waste violations at the Linden Recycle Center during 1991-95. The case was settled for $170,000. In the final three cases, the Company resolved a dispute with the United States EPA Region V relating to an alleged failure by certain of the Company's Minnesota facilities to timely respond to a RCRA information request. These three cases were resolved for a combined penalty of $150,000.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        1. Press release issued April 17, 1995 regarding the Company's results of operations for the twelve weeks ended March 25, 1995.

        2. Financial Data Schedule (EDGAR filing only).

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May, 1995.


                              SAFETY-KLEEN CORP.


                              /s/ ROBERT W. WILLMSCHEN, JR.
                              -----------------------------
                              Robert W. Willmschen, Jr.
                              Senior Vice President Finance,
                              and Secretary - Chief Financial Officer