Form 10-Q
period 1995-06-17
SAFETY KLEEN CORP
filed 1995-08-01
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
___  Act of 1934 for the twelve and twenty-four weeks ended June 17, 1995.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


                            Commission File #1-8513


                               SAFETY-KLEEN CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                     39-6090019
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              1000 North Randall Road, Elgin, Illinois 60123-7857
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


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

Shares of common stock outstanding at June 17, 1995 were 57,756,562.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------

                         PART I.  FINANCIAL STATEMENTS
                         -----------------------------

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 17, 1995 and December 31, 1994, cash flows for the twelve and twenty-four week periods ended June 17, 1995 and June 18, 1994, and the results of operations for the twelve and twenty-four week periods ended June 17, 1995 and June 18, 1994. The 1995 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1995.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)

                                    ASSETS
                                                         June 17, 1995  Dec. 31, 1994
                                                         -------------  -------------
Current assets:

    Cash and cash equivalents                              $   19,331      $   21,015
    Trade accounts receivable, less allowances
      of $9,591 and $8,868, respectively                      116,275         102,908
    Inventories                                                34,277          32,137
    Prepaid expenses and other                                 42,416          35,334
                                                           -----------     ----------
      Total current assets                                    212,299         191,394
                                                           -----------     ----------

Equipment at customers and components, at
  cost, less accumulated depreciation of
  $42,766 and $38,917, respectively                           112,882          96,605
Property, plant and equipment, at cost
  less accumulated depreciation of
  $295,027 and $273,075, respectively                         531,309         538,042
Intangible assets, at cost, less accumulated
  amortization of $59,732 and $52,015, respectively           127,647         113,925
Other assets                                                   73,624          76,020
                                                           -----------     ----------

                                                           $1,057,761      $1,015,986
                                                           ===========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Dividends payable                                      $    5,200      $        -
    Current portion of long-term debt                              10              10
    Trade accounts payable                                     62,649          61,629
    Accrued expenses                                           68,945          64,960
    Restructure liability                                      16,312          24,637
    Income taxes payable                                        9,747           3,339
    Accrued environmental liabilities                           9,798          11,730
                                                           ----------      ----------
      Total current liabilities                               172,661         166,305
                                                           ----------      ----------
Long-term debt, less current portion                          302,173         284,125
                                                           ----------      ----------
Deferred income taxes                                          73,006          69,545
                                                           ----------      ----------
Restructure liability                                          32,342          34,357
                                                           ----------      ----------
Accrued environmental liabilities                              34,824          37,954
                                                           ----------      ----------
Other liabilities                                              27,572          27,364
                                                           ----------      ----------

Shareholders' equity:
    Preferred stock ($.10 par value;
      authorized 1,000,000 shares; none issued)                     -               -
    Common stock ($.10 par value; authorized
      300,000,000 shares; issued and outstanding
      57,756,562 and 57,754,963 shares, respectively)           5,776           5,775
    Additional paid-in capital                                184,813         184,789
    Retained earnings                                         237,371         223,569
    Cumulative translation adjustments                        (12,777)        (17,797)
                                                           ----------      ----------
                                                              415,183         396,336
                                                           ----------      ----------
                                                           $1,057,761      $1,015,986
                                                           ==========      ==========

The accompanying notes are an integral part of these balance sheets.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (THOUSANDS EXCEPT PER SHARE DATA)

                                                  Twelve Weeks Ended       Twenty-four Weeks Ended
                                               ---------------------------------------------------
                                               June 17,       June 18,      June 17,      June 18,
                                                 1995           1994          1995          1994
                                               --------       --------      --------      --------
Revenue                                        $203,192       $183,334      $397,751      $360,146
                                               --------       --------      --------      --------

Costs and expenses:
  Operating costs and expenses                  148,986        134,454       291,403       265,766
  Selling and administrative expenses            29,323         25,866        56,893        51,972
  Interest income                                  (225)          (129)         (485)         (257)
  Interest expense                                4,843          3,260         9,387         6,222
                                               --------       --------      --------      --------
                                                182,927        163,451       357,198       323,703
                                               --------       --------      --------      --------


Earnings before income taxes                     20,265         19,883        40,553        36,443

Income taxes                                      8,134          8,415        16,351        15,270
                                               --------       --------      --------      --------

Net earnings                                   $ 12,131       $ 11,468      $ 24,202      $ 21,173
                                               ========       ========      ========      ========


Earnings per common and common
  equivalent share                             $   0.21       $   0.20      $   0.42      $   0.37
                                               ========       ========      ========      ========

Average number of common and common
  equivalent shares outstanding                  57,906         57,710        57,847        57,705
                                               ========       ========      ========      ========

Cash dividends per common share                $   0.09       $   0.09      $   0.18      $   0.18
                                               ========       ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLAR AMOUNTS ARE IN THOUSANDS)

                                                                      Twenty-Four Weeks Ended
                                                                 ---------------------------------
                                                                  June 17, 1995     June 18, 1994
                                                                 ---------------   ---------------
Net cash provided by operating activities                            $ 41,250          $ 62,666
                                                                     --------          --------

Cash flows used in investing activities:
     Equipment at customers and component additions                   (20,557)          (22,107)
     Property, plant and equipment additions                          (17,306)          (22,113)
     Business acquisitions and other                                  (16,967)           (4,753)
                                                                     --------          --------
         Net cash used in investing activities                        (54,830)          (48,973)
                                                                     --------          --------

Cash flows provided from financing
 activities:
     Net borrowings (payments)                                         16,892            (4,408)
     Dividends                                                         (5,200)           (5,193)
     Other                                                                 25            (1,059)
                                                                     --------          --------
        Net cash provided from (used in) financing activities          11,717           (10,660)
                                                                     --------          --------


Effect of exchange rate changes on cash                                   179                86
                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                   (1,684)            3,119
Cash and cash equivalents at beginning of year                         21,015            17,375
                                                                     --------          --------
Cash and cash equivalents at end of the reporting period             $ 19,331          $ 20,494
                                                                     ========          ========


Supplemental disclosures of cash paid during
     the reporting period:
       Interest (net of amount capitalized)                          $  8,713          $  6,331
                                                                     ========          ========



       Income taxes paid (net of refunds received)                   $  4,990          $   (279)
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

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   INVENTORIES

     The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at June 17, 1995 and December 31, 1994 were $5.2 and $5.0 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.4 million and $1.0 million higher at June 17, 1995 and December 31, 1994, respectively.


2.   PROPERTY

     During the fourth interim period of 1993, the Company implemented a restructuring plan in conjunction with its decision to convert a substantial portion of its existing parts cleaner machine customers to new cyclonic technology. As part of this restructuring plan, the Company wrote down assets associated with the planned reduction of recycling capacity and shut-down of certain facilities. As of June 17, 1995 and December 31, 1994, the net book value of property intended for sale as a result of such planned recycling capacity reductions, facility shut-downs and other restructuring actions was approximately $16 million.


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

     At June 17, 1995, the Company had placed approximately 142,000 cyclonic machines at customer locations, and there were approximately 122,000 Model 16 and 30 parts cleaners remaining in service with customers in the United States. These 142,000 machines represent approximately 37% of the total installed base of Company-owned parts cleaners in the United States. The Company expects to convert a large portion of the remaining Model 16 and 30 parts cleaner machines to the cyclonic parts cleaner in 1995 and 1996.

     The Company believes the new cyclonic service will reduce the turnover rate of its existing parts cleaner base and result in faster penetration of the market. The Company also anticipates the gross profit margin of its parts cleaner service will improve as a result of gains in efficiencies associated with a growing base of cyclonic service customers and a price increase that was instituted on cyclonic services in May of 1995.

FINANCIAL CONDITION
-------------------

     The Company's working capital increased from $25.1 million at December 31, 1994 to $39.6 million at June 17, 1995. The Company incurred year-to-date cash expenditures of $37.9 million in capital spending, excluding business acquisitions, for equipment at customers and property acquisitions and improvements. These expenditures were financed by internally generated cash and additional borrowings. The Company's long-term debt increased by $18 million during the first twenty-four weeks of 1995.

     In the first interim period of 1995, the Company entered into a note purchase agreement with two insurance companies, under which the Company borrowed $50 million at a fixed interest rate of 8.05% for 3 years expiring in February, 1998. Proceeds from the notes were used to repay existing bank borrowings.

     The Company's long term debt to total capital ratio was 42% at June 17, 1995 and December 31, 1994. The Company does not expect its long-term debt to total capital ratio to change significantly during the balance of 1995.

                              RESULTS OF OPERATION
                              --------------------

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                  -------------------------------------------
                        JUNE 17, 1995 AND JUNE 18, 1994
                        -------------------------------

REVENUE
-------

     Revenue for the twelve weeks ended June 17, 1995 was $203 million, up $20 million, or 11%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended June 17, 1995 and June 18, 1994 was as follows:

                                           Thousands of Dollars
                                           --------------------
                                                                      Percentage
                                                                       Increase
                                      June 17, 1995   June 18, 1994   (Decrease)
                                      -------------   -------------   ----------
North America
 Automotive/Retail Repair Services      $ 55,911         $ 54,958         1.7%

 Industrial Services                      56,101           50,921        10.2%

 Oil Recovery Services                    30,993           27,507        12.7%

 Other Services                           37,019           30,396        21.8%
                                        --------         --------

Total North America                      180,024          163,782         9.9%

Europe                                    23,168           19,552        18.5%
                                        --------         --------

Consolidated                            $203,192         $183,334        10.8%
                                        ========         ========

          North American Automotive/Retail Repair Services. Most of the revenue increase in the Company's North American Automotive/Retail Repair Services is due to an increase in the average service charge. A 3% decline in parts cleaner service volume caused primarily by a lengthening of the average service interval partially offset the favorable impact of the higher average service charges. Parts cleaner machines in service at customers on June 17, 1995 increased by nearly 19,000 machines, or 5%, from the machines in service at June 18, 1994. Approximately 9,000 of these machines resulted from acquisitions.

          North American Industrial Services. The Company's North American Industrial Services revenue for the current reporting period includes approximately $28.8 million from the Fluid Recovery Service, which represents a 15% increase over the comparable period of 1994. Virtually all of this revenue increase is due to the higher number of drums collected by the Company during the current interim period.

          The North American Industrial Parts Cleaner Service accounts for the remaining $27.3 million of revenue, which represents an increase of $1.3 million, or 5%, from the comparable period of 1994. The increase in revenue resulted from higher average service charges, as volume declined by approximately 1% due to a lengthening of the average service interval. Machines in service at June 17, 1995 increased by approximately 10,000 machines, or 8%, from the machines in service at June 18, 1994.

          North American Oil Recovery Services. Revenue from North American Oil Recovery Services was up $3.5 million, or 13%, from the comparable period of 1994. Although the volume of lube oil sold decreased by approximately 2%, revenue from lube oil sold increased $1.6 million, or 9%, due to an 11% increase in the average selling price of base lube oil. The remaining revenue increase was primarily due to price increases in the antifreeze and oil collection businesses and increased volumes of fuel oil sold.

          North American Other Services. Revenue from Other Services during the current reporting period was up $6.6 million, or 22%, from the comparable period of 1994. Revenues from the new Imaging Services business increased $7.1 million.

          Europe. European current period revenues of $23.2 million were up $3.6 million or 18% from the comparable period of 1994. Changes in foreign currency exchange rates accounted for $2.4 million of this increase.


OPERATING COSTS AND EXPENSES
----------------------------

          Operating costs and expenses as a percentage of revenue were 73.3% in the current reporting period, unchanged from the second interim period of 1994. Improved profitability in the Oil Recovery business due to the improved pricing was offset largely by start-up losses incurred in the Imaging Services business and higher drum processing costs in the Fluid Recovery Service business.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

          Selling and administrative expenses increased from 14.1% of revenue in 1994 to 14.4% of revenue in 1995.


INTEREST EXPENSE
----------------

          Interest expense increased $1.6 million to $4.8 million during the current reporting period versus the comparable period of 1994, due primarily to increased interest rates.


INCOME TAXES
------------

          The Company's effective income tax rate was 40.1% for the twelve weeks ended June 17, 1995 and 42.3% for the comparable period of 1994. The decrease in the effective tax rate is primarily due to lower non-deductible expenses and a change in the mix of taxable income among taxing jurisdictions.

                              RESULTS OF OPERATION
                              --------------------

                COMPARISON OF THE TWENTY-FOUR WEEK PERIODS ENDED
                ------------------------------------------------
                        JUNE 17, 1995 AND JUNE 18, 1994
                        -------------------------------

REVENUE
-------

          Revenue for the twenty-four weeks ended June 17, 1995 was $397.7 million, up $37.6 million, or 10.4%, from the comparable period last year.

          Revenue derived from the Company's North American and European operations during the twenty-four weeks ended June 17, 1995 and June 18, 1994 was as follows:

                                          Thousands of Dollars
                                          --------------------
                                                                      Percentage
                                                                       Increase
                                      June 17, 1995  June 18, 1994    (Decrease)
                                      -------------  -------------    ----------
North America
 Automotive/Retail Repair Services       $111,939       $110,535          1.3%

 Industrial Services                      110,530        100,296         10.2%

 Oil Recovery Services                     57,971         52,050         11.4%

 Other Services                            71,549         58,810         21.6%
                                         --------       --------

Total North America                       351,989        321,691          9.4%

Europe                                     45,762         38,455         19.0%
                                         --------       --------

Consolidated                             $397,751       $360,146         10.4%
                                         ========       ========

          North American Automotive/Retail Repair Services. An increase in the average service charge accounted for most of the revenue increase in the Company's North American Automotive/Retail Repair Services. The favorable impact of the higher average service charge was partially offset by a 3% decline in parts cleaner service volume caused primarily by a lengthening of the average service interval.

          North American Industrial Services. Revenue from the Company's North American Industrial Services includes approximately $56.4 million from the Fluid Recovery Service and $54.2 million from the Industrial Parts Cleaner Service.

          Fluid Recovery Service revenue increased 17% over the comparable period of 1994. Virtually all of this revenue increase is due to the higher number of drums collected by the Company during the current interim period.

          Revenue from the North American Industrial Parts Cleaner Service increased $1.9 million, or 4%, from 1994. The increase in revenue resulted from higher average service charges, as volume declined by approximately 1% due to a lengthening of the average service interval.

          North American Oil Recovery Services. Revenue from North American Oil Recovery Services was up $5.9 million, or 11%, from the comparable period of 1994. Although the volume of lube oil sold decreased by approximately 3%, revenue from lube oil sold increased $2.9 million, or 8%, due to an 11% increase in the average selling price of base lube oil. The remaining revenue increase was primarily due to price increases in the antifreeze and oil collection businesses and increased volumes of fuel oil sold.

          North American Other Services. Revenue from Other Services during the twenty-four weeks ended June 17, 1995 was up $12.7 million, or 22%, from the comparable period of 1994. Revenues from the new Imaging Services business accounted for $11.1 million of the increase.

          Europe. European year-to-date revenues of $45.8 million were up $7.3 million or 19% from the comparable period of 1994. Changes in foreign currency exchange accounted for $4.6 million of the increase.


OPERATING COSTS AND EXPENSES
----------------------------

          Year-to-date operating costs and expenses as a percentage of revenue declined from 73.8% during 1994 to 73.3% during 1995. This gross profit margin improvement is attributable to higher volumes of Envirosystems materials being processed through the Company's existing infrastructure and increased pricing in selected markets. The favorable impact of these items was partially offset by higher drum processing costs in the Fluid Recovery Service business and start-up losses in the Imaging Services business.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

          Selling and administrative expenses decreased from 14.4% of revenue in 1994 to 14.3% of revenue in 1995.


INTEREST EXPENSE
----------------

          Interest expense increased $3.2 million to $9.4 million during the first twenty-four weeks of 1995 versus the comparable period of 1994, due primarily to higher interest rates.


INCOME TAXES
------------

          The Company's effective income tax rate was 40.3% for the current year-to-date period and 41.9% for the comparable period of 1994. The decrease in the effective tax rate is primarily due to lower non-deductible expenses and a change in the mix of taxable income among taxing jurisdictions.

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

          In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Two such proceedings against the Company were pending or known to be contemplated by governmental authorities at June 17, 1995.

          The Company settled one such case during the twelve-week period ended June 17, 1995. In this case, the State of Georgia alleged the Company had violated certain manifesting requirements and provided inaccurate information in certain reports, which the Company denied. The case was resolved for a penalty of $100,000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

          The Company's Annual Meeting of Shareholders was held on May 12, 1995. The Company's shareholders elected the four individuals who had been nominated by management to the Board of Directors and approved the 1995 Employee Stock Purchase Plan at the meeting. The following table sets forth the voting results:

                                                                       Absentions and
                                   For         Against    Withheld    Broker Non-Votes
--------------------------------------------------------------------------------------
Election of Directors
     R.A. Gwillum               51,318,563           0     244,619                  0
     E.D. Jannotta              51,329,498           0     233,684                  0
     K.G. Otzen                 51,339,181           0     224,001                  0
     M.E. Williams              51,302,878           0     260,304                  0
--------------------------------------------------------------------------------------
1995 Employee Stock
     Purchase Plan              49,427,129   1,777,010           0            359,043
--------------------------------------------------------------------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

EX-27   Financial Data Schedule (EDGAR filing only).

EX-99 Press release issued July 7, 1995 regarding the Company's results of operations during the twelve weeks ended June 17, 1995.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of August, 1995.


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