Form 10-Q
period 1995-09-09
SAFETY KLEEN CORP
filed 1995-10-24
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twelve and thirty-six weeks ended September 9, 1995.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


                            Commission File #1-8513


                               SAFETY-KLEEN CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-6090019
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


              1000 North Randall Road, Elgin, Illinois 60123-7857
------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code 708/697-8460
                                                   ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Shares of common stock outstanding at September 9, 1995 were 57,868,541.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------

                         PART I.  FINANCIAL STATEMENTS
                         -----------------------------

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 9, 1995 and December 31, 1994, cash flows for the thirty-six week periods ended September 9, 1995 and September 10, 1994, and the results of operations for the twelve and thirty-six week periods ended September 9, 1995 and September 10, 1994. The 1995 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1995.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS ARE IN THOUSANDS EXCEPT PER SHARE DATA)


                                    ASSETS

                                                                                                     Sept. 9, 1995   Dec. 31, 1994
                                                                                                     -------------   -------------
Current assets:
  Cash and cash equivalents                                                                             $   37,611      $   21,015
  Trade accounts receivable, less allowances of $9,353 and $8,868, respectively                            101,665         102,908
  Inventories                                                                                               35,475          32,137
  Prepaid expenses and other                                                                                43,127          35,334
                                                                                                        ----------      ----------
    Total current assets                                                                                   217,878         191,394
                                                                                                        ----------      ----------
Equipment at customers and components, at cost, less accumulated depreciation of
  $44,211 and $38,917, respectively                                                                        115,371          96,605
Property, plant and equipment, at cost, less accumulated depreciation of
  $303,582 and $273,075, respectively                                                                      528,301         538,042
Intangible assets, at cost, less accumulated amortization of $62,845 and
  $52,015, respectively                                                                                    124,485         113,925
Other assets                                                                                                72,659          76,020
                                                                                                        ----------      ----------
                                                                                                        $1,058,694      $1,015,986
                                                                                                        ==========      ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable                                                                                     $    5,210      $        -
  Current portion of long-term debt                                                                             10              10
  Trade accounts payable                                                                                    56,853          61,629
  Accrued expenses                                                                                          73,754          64,960
  Restructure liability                                                                                     16,652          24,637
  Income taxes payable                                                                                      14,252           3,339
  Accrued environmental liabilities                                                                          8,741          11,730
                                                                                                        ----------      ----------
    Total current liabilities                                                                              175,472         166,305
                                                                                                        ----------      ----------
Long-term debt, less current portion                                                                       298,492         284,125
                                                                                                        ----------      ----------
Deferred income taxes                                                                                       74,655          69,545
                                                                                                        ----------      ----------
Restructure liability                                                                                       27,344          34,357
                                                                                                        ----------      ----------
Accrued environmental liabilities                                                                           34,212          37,954
                                                                                                        ----------      ----------
Other liabilities                                                                                           27,213          27,364
                                                                                                        ----------      ----------
Shareholders' equity:
  Preferred stock ($.10 par value; authorized 1,000,000 shares; none issued)                                     -               -
  Common stock ($.10 par value; authorized 300,000,000 shares; issued and
    outstanding 57,868,541 and 57,754,963 shares, respectively)                                              5,787           5,775
  Additional paid-in capital                                                                               186,366         184,789
  Retained earnings                                                                                        243,287         223,569
  Cumulative translation adjustments                                                                       (14,134)        (17,797)
                                                                                                        ----------      ----------
                                                                                                           421,306         396,336
                                                                                                        ----------      ----------
                                                                                                        $1,058,694      $1,015,986
                                                                                                        ==========      ==========

     The accompanying notes are an integral part of these balance sheets.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (THOUSANDS EXCEPT PER SHARE DATA)


                             Twelve Weeks Ended       Thirty-Six Weeks Ended
                           ----------------------   --------------------------
                            Sept. 9,    Sept. 10,     Sept. 9,       Sept. 10,
                              1995        1994         1995            1994
                           ---------   ----------   -----------     ----------
Revenue                     $197,529     $182,149      $595,280       $542,295
                           ---------    ---------   -----------     ----------

Costs and expenses:
   Operating costs and       145,239      133,505       436,642        399,271
    expenses
   Selling and
    administrative
    expenses                  29,087       24,634        85,980         76,606
   Interest income              (171)        (133)         (656)          (390)
   Interest expense            4,671        3,657        14,058          9,879
                           ---------    ---------   -----------     ----------
                             178,826      161,663       536,024        485,366
                           ---------    ---------   -----------     ----------


Earnings before income        18,703       20,486        59,256         56,929
 taxes

Income taxes                   7,577        8,274        23,928         23,544
                           ---------    ---------   -----------     ----------

Net earnings                $ 11,126     $ 12,212      $ 35,328       $ 33,385
                           =========    =========   ===========     ==========


Earnings per common and
 common equivalent share       $0.19        $0.21         $0.61          $0.58
                           =========    =========   ===========     ==========

Average number of common
 and common equivalent
 shares outstanding           57,849       57,847        57,854         57,738
                           =========    =========   ===========     ==========

Cash dividends per common
 share                         $0.09        $0.09         $0.27          $0.27
                           =========    =========   ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLAR AMOUNTS ARE IN THOUSANDS)

                                                Thirty-Six Weeks Ended
                                        --------------------------------------
                                        Sept. 9, 1995           Sept. 10, 1994
                                        -------------           --------------
Net cash provided by operating               $ 84,998                 $ 92,199
 activities                                  --------                 --------


Cash flows used in investing
 activities:
 Equipment at customers and                   (26,832)                 (33,534)
  component additions
 Property, plant and equipment                (26,378)                 (27,430)
  additions
 Business acquisitions and other              (20,077)                  (2,428)
                                             --------                 --------
   Net cash used in investing                 (73,287)                 (63,392)
    activities                               --------                 --------


Cash flows provided from (used in)
 financing activities:
 Net borrowings (payments)                     13,212                  (13,050)
 Dividends                                    (10,400)                 (10,387)
 Other                                          1,931                    1,186
                                             --------                 --------
   Net cash provided from (used                 4,743                  (22,251)
    in) financing activities                 --------                 --------


Effect of exchange rate changes on                142                      279
 cash                                        --------                 --------


Net increase (decrease) in cash and            16,596                    6,835
 cash equivalents
Cash and cash equivalents at                   21,015                   17,375
 beginning of year                           --------                 --------

Cash and cash equivalents at end of          $ 37,611                 $ 24,210
 the reporting period                        ========                 ========



Supplemental disclosures of cash paid
 during the reporting period:
   Interest (net of amount capitalized)      $ 11,122                 $  7,600
                                             ========                 ========


   Income taxes paid (net of                 $  5,149                 $     (4)
         refunds received)                   ========                 ========


   The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.   INVENTORIES

     The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at September 9, 1995 and December 31, 1994 were $5.4 and $5.0 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.4 million and $1.0 million higher at September 9, 1995 and December 31, 1994, respectively.


2.   PROPERTY

     During the fourth interim period of 1993, the Company implemented a restructuring plan in conjunction with its decision to convert a substantial portion of its existing parts cleaner machine customers to new cyclonic technology. As part of this restructuring plan, the Company wrote down assets associated with the planned reduction of recycling capacity and shut-down of certain facilities. As of September 9, 1995 and December 31, 1994, the net book value of property intended for sale as a result of such planned recycling capacity reductions, facility shut-downs and other restructuring actions was approximately $16 million.


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

     At September 9, 1995, the Company had placed approximately 155,000 cyclonic machines at customer locations in North America, and there were approximately 118,000 Model 16 and 30 parts cleaners remaining in service with customers in North America. These 155,000 cyclonic machines represent approximately 39% of the total installed base of Company-owned parts cleaners in North America.

FINANCIAL CONDITION
-------------------

     The Company's working capital increased from $25.1 million at December 31, 1994 to $42.4 million at September 9, 1995. Year-to-date capital spending for equipment at customers and property, plant and equipment additions totaled $53.2 million, excluding business acquisitions. These expenditures were financed by internally generated cash and additional borrowings. The Company's long-term debt increased by $14.4 million during the first thirty-six weeks of 1995.

     In the first interim period of 1995, the Company entered into a note purchase agreement with two insurance companies, under which the Company borrowed $50 million at a fixed interest rate of 8.05% for 3 years expiring in February, 1998. Proceeds from the notes were used to repay existing bank borrowings.

     The Company's long-term debt to total capital ratio was 42% at September 9, 1995 and December 31, 1994. The Company does not expect its long-term debt to total capital ratio to change significantly during the balance of 1995.

     The Company's restructure liabilities declined $15.0 million during the first thirty-six weeks of 1995 from $59.0 million to $44.0 million. The Company incurred year-to-date after tax cash expenditures of $6.7 million on restructuring items.

                             RESULTS OF OPERATION
                             --------------------

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                  -------------------------------------------
                   SEPTEMBER 9, 1995 AND SEPTEMBER 10, 1994
                   ----------------------------------------

REVENUE
-------

     Revenue for the twelve weeks ended September 9, 1995 was $198 million, up $15 million, or 8%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended September 9, 1995 and September 10, 1994 was as follows:

                                          Thousands of Dollars
                                      -----------------------------
                                                                     Percentage
                                                                      Increase
                                      Sept. 9, 1995  Sept. 10, 1994  (Decrease)
                                      -------------  --------------  ----------

North America
 Automotive/Retail Repair Services      $ 54,415        $ 53,796          1%

 Industrial Services                      55,855          51,525          8%

 Oil Recovery Services                    30,263          27,535         10%

 Other Services                           34,450          29,726         16%
                                        --------        --------

Total North America                      174,983         162,582          8%

Europe                                    22,546          19,567         15%
                                        --------        --------

Consolidated                            $197,529        $182,149          8%
                                        ========        ========


     NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES: Most of the revenue increase in the Company's North American Automotive/Retail Repair Services is due to an increase in the average service charge. A 6% decline in parts cleaner service volume caused primarily by a lengthening of the average service interval partially offset the favorable impact of the higher average service charges. Parts cleaner machines in service at customers on September 9, 1995 increased by nearly 17,000 machines, or 4%, from the machines in service at September 10, 1994. Approximately 9,000 of these machines resulted from acquisitions.

     NORTH AMERICAN INDUSTRIAL SERVICES: The Company's North American Industrial Services revenue for the current reporting period includes $28.2 million from the Fluid Recovery Service, which represents a 10% increase over the comparable period of 1994. Most of this revenue increase is due to the higher number of drums collected by the Company during the current interim period.

     The North American Industrial Parts Cleaner Service accounts for the remaining $27.6 million of revenue, which represents an increase of $1.8 million, or 7%, from the comparable period of 1994. Most of the increase in revenue resulted from higher average service charges. Machines in service at September 9, 1995 increased by more than 10,000 machines, or 8%, from the machines in service at September 10, 1994.

     NORTH AMERICAN OIL RECOVERY SERVICES: Revenue from North American Oil Recovery Services was up $2.7 million, or 10%, from the comparable period of 1994. Although the volume of lube oil sold decreased by approximately 1%, revenue from lube oil sold increased $1.0 million, or 6%, due to increases in the average selling price of lube oil and product mix. The remaining revenue increase was primarily due to price increases in the antifreeze and oil collection businesses and increased volumes of byproducts sold.

     NORTH AMERICAN OTHER SERVICES: Revenue from Other Services during the current reporting period was up $4.7 million, or 16%, from the comparable period of 1994. Revenues from the new Imaging Services business increased $4.6 million.

     EUROPE: European current period revenues of $22.5 million were up $3.0 million, or 15%, from the comparable period of 1994. Changes in foreign currency exchange rates accounted for $1.3 million of this increase while expansion of the Fluid Recovery Service business in the United Kingdom accounted for $0.5 million of the increase.


OPERATING COSTS AND EXPENSES
----------------------------

     Operating costs and expenses as a percentage of revenue were 73.5% in the current reporting period, compared to 73.3% for the third interim period of 1994. This increase in operating costs was caused by higher waste processing and disposal costs and start-up losses in the Imaging business.

     In the second interim period of 1995, the Company completed negotiations and extended its long-term exclusive supply arrangements with two cement plants and entered into arrangements to manage the waste-derived fuels program at two additional plants. The Company's cost per gallon for disposal of waste-derived fuel under the new agreements is higher than its historical cost per gallon. In addition, three of these plants were unable to burn normal volumes of waste-derived fuel during the third interim period due to unscheduled fuel burning outages. The total impact of the new agreements and the unscheduled fuel burning outages increased current period operating costs by an estimated $1.6 million. The Company also incurred approximately $0.6 million in additional start-up losses at the gross profit level from its Imaging Services business in the current quarter. These unfavorable items were partially offset by better margins due to improved pricing in certain of the Company's businesses, primarily the Oil Recovery business.


SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

     Selling and administrative expenses increased from 13.5% of revenue in 1994 to 14.7% of revenue in 1995. Selling and administrative expenses in the third interim period of 1994 were low compared to expenses totaling 14.2% of revenue for the full year 1994. The remaining increase is largely due to higher employee related costs.

INTEREST EXPENSE
----------------

     Interest expense increased $1.0 million to $4.7 million during the current reporting period versus the comparable period of 1994, due primarily to increased interest rates.


INCOME TAXES
------------

     The Company's effective income tax rate was 40.5% for the twelve weeks ended September 9, 1995 and 40.4% for the comparable period of 1994.

                              RESULTS OF OPERATION
                              --------------------

                COMPARISON OF THE THIRTY-SIX WEEK PERIODS ENDED
                -----------------------------------------------
                    SEPTEMBER 9, 1995 AND SEPTEMBER 10, 1994
                    ----------------------------------------

REVENUE
-------

     Revenue for the thirty-six weeks ended September 9, 1995 was $595.3 million, up $53.0 million, or 10%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the thirty-six weeks ended September 9, 1995 and September 10, 1994 was as follows:

                                          Thousands of Dollars
                                      ----------------------------
                                                                      Percentage
                                                                       Increase
                                      Sept. 9, 1995  Sept. 10, 1994   (Decrease)
                                      -------------  -------------    ----------

North America
 Automotive/Retail Repair Services       $166,354       $164,331          1%

 Industrial Services                      166,385        151,821         10%

 Oil Recovery Services                     88,234         79,585         11%

 Other Services                           105,999         88,536         20%
                                         --------       --------

Total North America                       526,972        484,273          9%

Europe                                     68,308         58,022         18%
                                         --------       --------

Consolidated                             $595,280       $542,295         10%
                                         ========       ========


     NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES: An increase in the average service charge accounted for most of the revenue increase in the Company's North American Automotive/Retail Repair Services. The favorable impact of the higher average service charge was partially offset by a 4% decline in parts cleaner service volume caused primarily by a lengthening of the average service interval.

     NORTH AMERICAN INDUSTRIAL SERVICES: Revenue from the Company's North American Industrial Services includes $84.6 million from the Fluid Recovery Service and $81.8 million from the Industrial Parts Cleaner Service.

     Fluid Recovery Service revenue increased 15% over the comparable period of 1994. Virtually all of this revenue increase is due to the higher number of drums collected by the Company during the current interim period.

     Revenue from the North American Industrial Parts Cleaner Service increased $3.7 million, or 5%, from 1994. The increase in revenue resulted from higher average service charges. Volume remained flat with last year as an increase in the number of machines in service was offset by a lengthening of the average service interval.

     NORTH AMERICAN OIL RECOVERY SERVICES: Revenue from North American Oil Recovery Services was up $8.6 million, or 11%, from the comparable period of 1994. Although the volume of lube oil sold decreased by approximately 2%, revenue from lube oil sold increased $4.0 million, or 8%, due to a 9% increase in the average selling price of base lube oil. The remaining revenue increase was primarily due to price increases in the antifreeze and oil collection businesses and increased volumes of byproducts sold.

     NORTH AMERICAN OTHER SERVICES: Revenue from Other Services during the thirty-six weeks ended September 9, 1995 was up $17.5 million, or 20%, from the comparable period of 1994. Revenues from the new Imaging Services business accounted for $15.7 million of the increase.

     EUROPE: European year-to-date revenues of $68.3 million were up $10.3 million, or 18%, from the comparable period of 1994. Changes in foreign currency exchange rates accounted for $5.8 million of the increase while expansion of the Fluid Recovery Service in the United Kingdom accounted for $1.4 million of the increase.

OPERATING COSTS AND EXPENSES
----------------------------

     Year-to-date operating costs and expenses as a percentage of revenue declined from 73.6% during 1994 to 73.4% during 1995. This gross profit margin improvement is attributable to higher volumes of Envirosystems materials being processed through the Company's existing infrastructure and increased pricing in selected markets. The favorable impact of these items was partially offset by higher cement kiln costs incurred in the third interim period of 1995, higher drum processing costs in the Fluid Recovery Service business and start-up losses in the Imaging Services business.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

     Selling and administrative expenses increased from 14.1% of revenue in 1994 to 14.4% of revenue in 1995 due mainly to higher employee related costs.

INTEREST EXPENSE
----------------

     Interest expense increased $4.2 million to $14.1 million during the first thirty-six weeks of 1995 versus the comparable period of 1994, due primarily to higher interest rates.

INCOME TAXES
------------

     The Company's effective income tax rate was 40.4% for the current year-to-date period and 41.4% for the comparable period of 1994. The decrease in the effective tax rate is primarily due to lower non-deductible expenses and a change in the mix of taxable income among taxing jurisdictions.

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

        In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Two such proceedings against the Company were pending or known to be contemplated by governmental authorities at September 9, 1995.

        The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon.

        Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability for the cases now pending will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written in a way in which the Company's potential liability can be large, and it is always possible that the Company's actual liability with respect to any particular environmental claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's earnings for that period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)  Exhibits

          EX-3     Amended By-laws.

          EX-27    Financial Data Schedule (EDGAR filing only).

          EX-99.1 Press release issued September 28, 1995 regarding the Company's results of operations during the twelve weeks ended September 9, 1995.

(b)  Reports on Form 8-K

          The Company filed an optional report on Form 8-K on August 30, 1995 pursuant to Item 5 to report that earnings in the third interim period would be adversely affected by higher waste processing and disposal costs.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of October, 1995.


                              SAFETY-KLEEN CORP.


                              /s/ ROBERT W. WILLMSCHEN, JR.
                              -----------------------------
                              Robert W. Willmschen, Jr.
                              Senior Vice President Finance,
                              and Secretary - Chief Financial Officer