Form 10-K
period 1995-12-30
SAFETY KLEEN CORP
filed 1996-03-28
CIK 86135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE 1995 FISCAL YEAR ENDED DECEMBER 30, 1995

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

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (847) 697-8460

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1996 was approximately $0.7 billion.

  Shares of Common Stock outstanding at March 1, 1996, were 57,868,541.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 10, 1996, ARE INCORPORATED BY REFERENCE IN PART III, AND PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 30, 1995, ARE INCORPORATED BY REFERENCE IN PARTS I AND II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Safety-Kleen is a business-to-business marketing and service company focusing on the environmental needs of business through recycling and reuse of fluid waste and other recoverable resources. It is a leading provider of services to generators of spent solvents and other hazardous and non-hazardous liquid wastes and byproducts, the world's largest provider of parts cleaner services and one of the world's largest collectors and re-refiners of used oil. The Company serves hundreds of thousands of customers in North America and Europe through a network of 235 branch facilities.

  The Company operates in the continental U.S., Canada, the United Kingdom, the Republic of Ireland, Puerto Rico, Belgium, France, Italy, Spain and Germany. The Company has licensee operations in Japan and Korea. Safety-Kleen Corp. was incorporated in July, 1963 under the laws of the State of Wisconsin. As used herein, the terms "Company" or "Safety-Kleen" refer to Safety-Kleen Corp. and its consolidated subsidiaries.

  The Company groups its services into three broad categories: Small Quantity Generator ("SQG") Resource Recovery Services, Envirosystems Services, and Oil Recovery Services. Each of the Company's services is discussed in greater detail below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 23-27 of the Company's Annual Report to Shareholders for the year ended December 30, 1995 (the "Annual Report"), which is incorporated herein by reference.

SQG RESOURCE RECOVERY SERVICES

  The Company's SQG Resource Recovery Services are divided into Automotive/Retail Repair Services, Industrial Services, Paint Refinishing Services, Dry Cleaner Services and Imaging Services. Solvent recycling is an integral part of the Company's SQG Resource Recovery Services. Most fluid wastes collected by the Company as part of these services, except Imaging Services, are either recycled for re-use in these services or processed into waste-derived fuel for use in the cement manufacturing industry. Imaging Services recovers the silver contained in the spent photochemical solutions it collects from customers. These solutions are then further treated and processed until they can be discharged as wastewater into publicly-owned treatment works in compliance with applicable laws and regulations. Some wastewater is also collected as part of the Company's Fluid Recovery Service.

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

  Industrial Services. The Company markets both its Parts Cleaner Service and its Fluid Recovery Service to industrial customers in the U.S. through its Industrial Services specialists. The Company's Industrial Services furnish the same high quality parts cleaner service that is provided to Automotive/Retail Repair customers. The Company's Fluid Recovery Service consists of the collection of a wide variety of waste solvents and other liquid and solid containerized wastes generated by industrial customers in relatively small quantities, averaging a few 55-gallon drums per pickup. Depending upon the content, the material collected by the Company in its Fluid Recovery Service is either processed into a waste-derived fuel for use in the cement manufacturing industry, recycled into usable solvent or disposed of through incineration.

  Automotive and Industrial Parts Cleaning Equipment Conversion. The Company provides a choice of several models of parts cleaners to customers for their use as part of the Parts Cleaner Service. The Company also provides service to customers who own their own parts cleaner equipment. In total, at the end of 1995, the Company was providing services for approximately 493,000 parts cleaners at customers in the United States, of which approximately 375,000 were owned by the Company and approximately 118,000 were owned by customers.

  Prior to 1994, the Company's Model 16 and 30 parts cleaners were the most prevalent parts cleaner models furnished by the Company. They consist of a red sink atop a 16-gallon or 30-gallon drum of solvent, equipped with a submersible pump and a spout through which the solvent flows.

  In 1993, the Company introduced a new parts cleaning machine in the United States that was designed to replace most of its existing Model 16 and 30 parts cleaners. This new parts cleaner was developed in response to customer desires to minimize the amount of waste they generate and reduce their annual cost, and was the result of extensive research and testing conducted by the Company. The new parts cleaner utilizes a premium nonhazardous solvent and contains a patented cyclonic separator which mechanically separates dirt particles from the solvent during machine operation and traps them in a container for removal during servicing. This system extends the solvent's useful life and reduces the number of annual services required. With the new cyclonic parts cleaner service, customers need service less frequently and generate less waste on an annual basis, which reduces the cost of the parts cleaner service to Safety-Kleen and also provides customers with the potential to reduce their cost.

  The Company began converting the Model 16 and 30 parts cleaners being used by its domestic Automotive/Retail Repair and Industrial Services customers to the new cyclonic technology in late 1993. In the United States, the Company had placed approximately 162,000 cyclonic parts cleaners at customer locations, and there were approximately 94,000 Model 16 and 30 parts cleaner machines remaining in service at December 30, 1995. The Company does not expect to convert a large portion of the remaining Model 16 and 30 parts cleaner machines to the cyclonic technology. Accordingly, the Company has determined that it will no longer focus sales and marketing efforts on actively converting existing red units to the cyclonic machines. Instead, it will convert existing red units in response to market demand.

  In conjunction with the Company's decision to convert its parts cleaning equipment, the Company adopted a comprehensive restructuring plan during the fourth interim period of 1993. For a discussion of this restructuring plan, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Special Charges" appearing on pages 26 and 27 of the Annual Report, which is incorporated herein by reference.

  Paint Refinishing Services. The Company's Paint Refinishing Services are supplied to new and used car dealers, auto body repair and paint shops and fiberglass product manufacturers. The Company provides a machine specially designed to clean paint spray guns. Company representatives place a machine and solvent with each customer, maintain the machine and regularly remove the contaminated solvent and replace it with clean solvent. The Company either recycles the contaminated solvent into clean solvent for reuse or blends it into fuel used by cement kilns. Waste paint and paint booth filters are also collected from these customers and blended into fuel for cement kilns. The Company representatives also provide clean buffing pads and remove dirty pads during regularly scheduled service calls. The dirty pads are washed, dried, inspected and returned to the Company's distribution system.

  Dry Cleaner Services. The Company collects and recycles contaminated dry cleaner wastes consisting primarily of used filter cartridges and sludge containing perchloroethylene and mineral spirits.

  Imaging Services. Through this service, the Company provides health care, printing, photoprocessing and other businesses with on-site and off-site recycling of photochemical solutions, as well as film, plate and silver recovery services.

ENVIROSYSTEMS SERVICES

  The Company's Envirosystems Services consist of the collection of waste solvent and other waste fluids from customers which generate larger quantities of such waste fluids. The fluids are typically shipped directly from the customer to one of the Company's recycle centers or fuel blending facilities. Depending on the content, material collected from Envirosystems Services are recycled for reuse, processed into fuels for use in the cement manufacturing industry or disposed of through incineration.

OIL RECOVERY SERVICES

  The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The used oil is then transferred to a re-refining plant where most of the product is converted into high-quality base lubricating oil. The Company derives revenues both from fees it charges customers to haul away used oil and from the sale of products it produces by processing the used oil. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Ontario, Canada and East Chicago, Indiana. The plants in Ontario and East Chicago have annual re-refining capacities of 34 and 85 million gallons of used oil per year, respectively. Waste oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial fuels or, to a small extent, sold unprocessed for direct use as a fuel in certain industrial applications for which such oil is suitable.

EUROPE

  Safety-Kleen has wholly-owned operations in seven countries in Western Europe. The Company primarily provides its Automotive/Retail Repair and Paint Refinishing Services in Europe. The Company also provides selected industrial services in Germany and the United Kingdom.

PRIMARY RAW MATERIALS

  The primary hydrocarbon material used in the Company's Parts Cleaner Service is a paraffinic hydro-treated petroleum fraction product that is purchased from petroleum refiners and suppliers through short-term purchase orders. It is not possible for the Company to accurately estimate the effect of possible future petroleum product shortages on the Company's operations or those of its customers. At the present time, the Company expects to be able to purchase required quantities of such solvent at acceptable prices. For a discussion of the effect of petroleum product price changes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Effects of Petroleum Price Changes" appearing on page 24 of the Annual Report, which is incorporated herein by reference.

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

  The principal methods of competition for all of the Company's services are price, quality, reliability of service rendered and technical proficiency in handling hazardous wastes properly. Knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes, because the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes, even if they employ companies which have proper permits and licenses. The Company believes that its technical proficiency, reputation and financial strength are important considerations to its customers in selecting and continuing to utilize the Company's services.

PATENTS

  The Company owns various patents covering certain of its cleaning units and certain related accessories. The Company has an exclusive license to use a patented cyclonic separator in parts cleaner applications. In the Company's opinion, however, the continued conduct of its business operations does not depend upon the existence of these patents.

EMPLOYEES

  At December 30, 1995, the Company had approximately 6,700 employees.

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

  The Company has an internal staff of lawyers, engineers, geologists, hydrogeologists, chemists and other environmental and safety professionals whose responsibility is to continuously improve the procedures and practices to be followed by the Company to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety and to monitor compliance.

  Hazardous and Solid Waste Requirements. Safety-Kleen's services involve the collection, transportation, storage, processing, recycling and disposal of automotive and industrial hazardous and nonhazardous fluids. Substantially all of these materials are regulated in the United States as "solid wastes" under the Resource Conservation and Recovery Act of 1976 ("RCRA"). In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes." Accordingly, the Company is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed).

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

  Materials collected by the Company's Envirosystems and Fluid Recovery Services are primarily recycled for reuse or processed into waste-derived fuel to be burned in kilns used in the production of cement. The majority of such waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. Cement kilns are subject to regulations which govern the burning of hazardous wastes in boilers and industrial furnaces ("BIF regulations"). Facilities covered by the BIF regulations were required to submit certifications of compliance by August 1, 1992 or to obtain approvals from the relevant governmental authority to extend the deadline for submission of certification. Every BIF facility that elects to continue to burn hazardous waste will also be required to obtain a RCRA operating permit. All of the kilns with which the Company has exclusive supply contracts have either obtained their compliance certifications or are in the process of doing so pursuant to an authorized extension. These kilns are also in the process of obtaining their RCRA operating permits. None of the kilns utilized by the Company for disposition of the waste it collects are owned by the Company. The Company is assisting the kilns with which it has exclusive contracts in complying with such regulations.

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

  The Clean Air Act required regulations which resulted in the reduction of volatile organic compound ("VOC") emissions in order to meet certain ozone attainment standards under the act. The Company has installed control technology to meet its obligations under the act. Additional emission reductions at the Company's recycle centers and branches could be required as the Company completes its air permitting program. In addition, the United States EPA is developing Maximum Achievable Control Technology ("MACT") standards under the Clean Air Act which will impose restrictions on the emission of certain toxic air pollutants. These standards could impact certain of the Company's facilities and the cement kilns to which the Company sends its waste-derived fuels.

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

  Generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a release of hazardous substances, are made strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated "hazardous substances." Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

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

  Proceedings are currently pending involving several sites with respect to which the Company has been notified by the EPA or the appropriate state agency that the Company may be a PRP. The Company is participating in settlement discussions with the parties and the government at these sites. The Company's volumetric share of the total waste at a majority of these sites is among the smallest of the PRPs and the Company has a larger volumetric share at a minority of these sites. From time to time, the EPA requests information from the Company to ascertain if it may be a PRP at other sites.

  Costs of Increasing Regulations and Higher Fees and Taxes. The Company continues to be subject to legislation and regulations adopted by federal, state and local authorities which may impose stricter operating and performance standards and increased taxes, assessments and fees upon emission sources and the generators, transporters and handlers of hazardous and nonhazardous waste. Although historically the Company has been able to pass most of the costs associated with such legislation and regulations on to its customers through price increases, there can be no assurance it will be able to continue to do so in the future.

  Capital and Certain Other Expenditures Related to the Environment. A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $9 million for the year 1996 and $18 million in the aggregate, for the years 1997 through 2000 in order to comply with RCRA, the Clean Air Act and other environmental laws and regulations currently in effect in conjunction with the Company's existing business.

  In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or, in certain cases, changes the use of a hazardous waste management unit, formal closure procedures must be followed. These closure procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial cleanup work at the site. In addition, at certain of the Company's other operating sites, remedial cleanup work is required as part of the RCRA Corrective Action Program or other state and federal programs. As shown on the Company's Consolidated Balance Sheet and more fully described in note 9 to the Consolidated Financial Statements at pages 31 and 41-42, respectively, of the Annual Report, the Company has accrued liabilities of approximately $54.3 million as of December 30, 1995 for remedial cleanup work, superfund site liability, closure activities and certain other environmental expenses related to its operating and previously closed sites.

  Enforcement Actions. The Company's goal is to fully comply with all environmental regulations and other governmental requirements. The Company has instituted several programs to enhance compliance, including suspending site operations if appropriate corrective actions are not taken to remedy potential defects. The Company conducts regular audits of its facilities to assess compliance with federal and state environmental and safety laws and regulations. Any potential deficiencies are identified and a corrective action plan is prepared and implemented to eliminate the potential defect. In 1995 the Company conducted over 460 such audits. The Company regularly conducts corporate training courses and seminars focused on environmental control and safety regulations, in addition to on-going weekly field training for its site employees.

  In spite of the Company's goal to fully comply with all environmental regulations, given the Company's extensive operations, the technical aspects of the regulations and the varying interpretations of the requirements from jurisdiction to jurisdiction, the Company may incur governmental fines and penalties from time to time. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies. In 1991, throughout its United States facilities, 201 regulatory proceedings were brought by state or federal authorities against the Company. The number of regulatory proceedings brought against the Company has declined each year since then: There were 142 proceedings brought in 1992, 136 in 1993, 130 in 1994 and 90 in 1995. Administrative actions are counted in the year notice of the violation is received by the Company, regardless of when the inspection giving rise to the action was conducted. Some of the proceedings brought in 1995 resulted from inspections performed in previous years. Of these administrative actions in 1995, the majority of the alleged deficiencies related to incomplete or incorrect manifests and other shipping documents and alleged defects in site operating records, training record keeping and other paperwork. The Company processed over one million manifests and completed several million individual drum labels in 1995. Throughout its facility network, the Company maintains over 200 sets of operating records and logs in which millions of individual entries are made annually. A clerical error on a manifest, drum label or site paperwork can result in a violation notice.

  From time to time, the Company becomes subject to proceedings in which governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Two such proceedings were pending against the Company at December 30, 1995. In these cases, the governmental authorities involved may allege, among other things, that at certain of the Company's facilities, the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage and/or waste handling violations.

  Five such cases were settled during the first three quarters of 1995 and were previously disclosed in the Company's quarterly reports on Form 10-Q. No such cases were settled during the fourth quarter of 1995.

  The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon. The Company paid approximately $1 million in 1995 for environmental fines, penalties and forfeitures.

  Potential Environmental Liabilities. Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability on cases now pending (including enforcement actions of the type described above and CERCLA or state superfund cases) will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be large, and it is always possible that the Company's actual liability in any particular case or claim will prove to be larger than anticipated or accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's results of operations for that period.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND INDUSTRY SEGMENTS

  The Company operates primarily in one business segment: providing businesses with environmentally safe and convenient solutions for managing fluid waste and other recoverable resources. For a discussion of financial information relating to foreign and domestic operations and industry segments refer to Note 3 to the Consolidated Financial Statements appearing on page 35 of the Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are:

   NAME      AGE                             POSITION
   ----      ---                             --------
Donald W.    65  Chairman of the Board
 Brinckman
John G.      55  President, Chief Executive Officer and Director
 Johnson
 Jr.
Hyman K.     41  Senior Vice President General Counsel
 Bielsky
Roy D.       47  Senior Vice President Business Management and Marketing
 Bullinger
Robert J.    58  Senior Vice President Human Resources
 Burian
Michael H.   48  Senior Vice President Marketing Services and Customer Care
 Carney
Joseph       50  Senior Vice President Operations, Oil Recovery and Envirosystems
 Chalhoub
David A.     55  Senior Vice President Sales and Service
 Dattilo
Scott E.     41  Senior Vice President Environment, Health and Safety
 Fore
F. Henry     42  Senior Vice President Corporate Development and Environment
 Habicht II
Robert W.    48  Senior Vice President Finance and Secretary
 Willmschen
 Jr.
Lawrence G.  53  Vice President Information Systems and Chief Information Officer
 Davenport
Clark J.     58  Vice President Manufacturing and Technical Services
 Rose
Laurence M.  50  Treasurer
 Rudnick
Clifford J.  44  Controller
 Schulz

  Mr. Brinckman relinquished his post as Chief Executive Officer of the Company as of December 31, 1994, a position he held since 1968. He served as President of the Company from 1968 to August, 1990, and December, 1991 to May, 1993. Mr Brinckman was appointed Chairman of the Company's Board of Directors in August, 1990. Mr. Brinckman is also a director of Johnson Worldwide Associates, Inc., Racine, Wisconsin, Paychex, Inc., Rochester, New York and Snap-On Incorporated, Kenosha, Wisconsin. Mr. Brinckman is Chairman of the Executive Committee and is a member of the Environmental Committee.

  Mr. Johnson has been Chief Executive Officer of the Company since January 1, 1995. He was elected President and a director of the Company in May 1993. He joined Safety-Kleen in January, 1993 as Assistant to the Chairman/CEO. Prior to joining Safety-Kleen, Mr. Johnson was employed by ARCO since 1958. He served as Senior Vice President of ARCO Chemical Company since 1986. In 1987, he became a director and in 1988 was given the added responsibility of President of ARCO Chemical Americas, a division of ARCO Chemical Company. He is also a director of McWhorter Technologies, Carpentersville, Illinois.

  Mr. Bielsky was elected Senior Vice President General Counsel in May, 1993. He was assigned the added responsibility of overseeing Human Resources and Europe in July, 1995. Mr. Bielsky served as Assistant General Counsel-Commercial since January, 1990, and as Associate Counsel since joining the Company in 1987.

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

  Mr. Chalhoub was named Senior Vice President Operations, Oil Recovery and Envirosystems in July, 1995. Prior to that, he served as Senior Vice President, Oil Recovery Division since August, 1990. In August, 1991, Mr. Chalhoub was assigned the additional responsibilities of overseeing the processing and engineering departments. He was President of the Company's former subsidiary, Breslube Holding Corp., since May, 1987.

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

  Mr. Habicht joined the Company in March, 1993. He served as Senior Vice President Strategic/Environmental Planning from March, 1993 to July, 1995. In June, 1994, he assumed responsibility for Safety-Kleen Canada. In July, 1995, he assumed responsibility for Environment, Health and Safety and Corporate Accounts and became Senior Vice President of Corporate Development and Environment. Prior to joining the Company, he served as Deputy Administrator of the U.S. Environmental Protection Agency from 1989 to 1992.

  Mr. Willmschen was named Senior Vice President Finance in August, 1990. He served as Vice President Finance and Secretary since February, 1982.

  Mr. Davenport joined the Company in June, 1995 as Vice President Information Services and Chief Information Officer. Prior to joining Safety-Kleen, Mr. Davenport was employed by JB Hunt Transport, Inc. since 1989 and served as Senior Vice President Information Services for that company since 1992.

  Mr. Rose was named Vice President Manufacturing and Technical Services in July, 1995. He served as Vice President Technical Services since August, 1989 and Manager of Recycle Center Operations since joining the Company in June, 1984.

  Mr. Rudnick joined the Company in September, 1979, and was appointed Treasurer in January, 1980.

  Mr. Schulz was named Controller in December, 1994. He served as Controller North American Operations and Assistant Controller Cost and Inventory since 1991 and 1987, respectively.

ITEM 2. PROPERTIES

  The Company owns 13 solvent recycling plants in the U.S., Canada, Puerto Rico, the United Kingdom and Germany. In total, these plants have an annual recycling capacity of 64 million gallons of parts cleaner solvents and 44 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 8.5 million gallons. In addition, the Company owns 4 fuel blending facilities, located on leased land, which have combined storage capacity of approximately 2.9 million gallons.

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

  In North America and Europe, the Company's sales and service representatives operate out of 235 branch facilities. Of these, approximately 50% are leased and 50% are owned. A typical branch is approximately 8,000 square feet.

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

  The Company operates approximately 2,600 van-type vehicles, 270 straight tanker-type service vehicles and 750 pieces of over-the-road equipment, most of which are owned by the Company. The Company also leases approximately 565 railroad tanker cars.

ITEM 3. LEGAL PROCEEDINGS

  Reference is made to "Item 1. Business," subcaption "Regulation," for information concerning certain environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth interim period of the fiscal year ended December 30, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The "Market and Dividend Information" appearing on page 45 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The "Selected Financial Data" appearing on page 28 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 23-27 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The "Report of Independent Public Accountants", Consolidated Financial Statements and "Notes to Consolidated Financial Statements" appearing on pages 29-43 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K and under the headings "PROPOSAL 1: ELECTION OF DIRECTORS" and "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's definitive proxy statement for the May 10, 1996 Annual Meeting of Shareholders (the "Proxy Statement") is herein incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the headings "EXECUTIVE COMPENSATION," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," and "DIRECTORS' COMMITTEES, MEETINGS AND COMPENSATION" in the Proxy Statement is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Item 14(a)1. List of Financial Statements.

    The following consolidated financial statements of the Company included on pages 29-43 of the Annual Report to Shareholders for the year ended December 30, 1995 are incorporated by reference:

    Consolidated Balance Sheets as of December 30, 1995 and December 31,
    1994.

    Consolidated Statements of Operations for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

    Consolidated Statements of Cash Flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

    Consolidated Statements of Shareholders' Equity for the years ended December 30, 1995, December 31, 1994 and January 1, 1994.

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

  Item 14(a)3. List of Exhibits.

     NUMBER                               DESCRIPTION
     ------                               -----------
      3.1      Articles of Incorporation of the Registrant. (4)
      3.2      By-Laws of the Registrant. (7)
      4.1      Form of Rights Agreement, dated November 9, 1988, between
               Safety-Kleen Corp. and the First National Bank of Chicago. (1)
      4.2      Indenture Agreement dated August 15, 1989, between Safety-Kleen
               Corp. and the Chase Manhattan Bank, executed in connection with the Company's issuance and sale from time to time of up to $200 million aggregate principal amount of Debt Securities. (2)
      4.2.1    Board of Directors' Resolution executed in connection with the issuance and sale of $100 million aggregate principal amount of
               9.25% Senior Notes due September 15, 1999. (2)
      4.2.2    Board of Directors' Resolution executed in connection with the future issuance and sale of up to $100 million aggregate
               principal amount of Series A Medium Term Notes. (2)
      4.3      Note Purchase Agreement dated as of January 15, 1995, between
               Safety-Kleen Corp. and certain Purchasers, executed in
               connection with the Company's issuance and sale of its 8.05%
               Senior Notes due January 30, 1998 in the aggregate principal amount of $50 million. (8)
     10.1      Safety-Kleen Corp. 1985 Stock Option Plan. (3)*
     10.2      Safety-Kleen Corp. 1988 Non-Qualified Stock Option Plan for
               Outside Directors. (1)*
     10.3      Form of Safety-Kleen Corp. Severance Agreement. (3)*
     10.3.1    Current Schedule of Participants to Safety-Kleen Corp. Severance
               Agreement.*
     10.4      Safety-Kleen Corp. 1993 Stock Option Plan. (5)*
     10.5      Safety-Kleen Corp. Excess Benefit Plan. (5)*
     10.6      Safety-Kleen 1995 Management Incentive Plan. (8)*
     10.7      Safety-Kleen 1996 Management Incentive Plan.*

     NUMBER                              DESCRIPTION
     ------                              -----------
     10.8      Amended and Restated Credit Agreement dated March 25, 1994, among the Chase Manhattan Bank, N.A., the Northern Trust
               Company, the NBD Bank, N.A. and the First National Bank of
               Chicago. (8)
     10.9      Letter Agreement dated March 29, 1995 amending the Amended and
               Restated Credit Agreement dated March 25, 1994, among the Chase
               Manhattan Bank, N.A., the Northern Trust Company, the NBD Bank,
               N.A. and the First National Bank of Chicago.
     13        Annual Report to Shareholders for the year ended December 30,
               1995.
     21        Subsidiaries of the Registrant. (3)
     23        Consent of Experts.
     27        Financial Data Schedule. (EDGAR Filing Only)
     99.1      Press Release issued February 5, 1996 regarding 1995 results of operations.

    -------------------------
    (1) Previously filed and incorporated herein by reference from Registrant's Current Report on Form 8-K, dated November 10, 1988.
    (2) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1989.
    (3) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
    (4) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    (5) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993.
    (6) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.
    (7) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1995.
    (8) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

        Date: March 27, 1996              By: /s/ Robert W. Willmschen, Jr.
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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Donald W. Brinckman           Chairman of the Board           March 27, 1996
------------------------------------
        Donald W. Brinckman

      /s/ John G. Johnson, Jr.         President, Chief Executive
------------------------------------    Officer and Director           March 27, 1996
        John G. Johnson, Jr.

   /s/ Robert W. Willmschen, Jr.       Senior Vice President
------------------------------------    Finance, Chief Financial
     Robert W. Willmschen, Jr.          Officer                        March 27, 1996


     /s/ Clifford J. Schulz            Controller, Chief Accounting
------------------------------------    Officer                        March 27, 1996
         Clifford J. Schulz

       /s/ Richard T. Farmer           Director                        March 27, 1996
------------------------------------
         Richard T. Farmer

       /s/ Russell A. Gwillim          Director                        March 27, 1996
------------------------------------
         Russell A. Gwillim

       /s/ Edgar D. Jannotta           Director                        March 27, 1996
------------------------------------
         Edgar D. Jannotta

         /s/ Karl G. Otzen             Director                        March 27, 1996
------------------------------------
           Karl G. Otzen

        /s/ Paul D. Schrage            Director                        March 27, 1996
------------------------------------
          Paul D. Schrage

       /s/ Marcia E. Williams          Director                        March 27, 1996
------------------------------------
         Marcia E. Williams

         /s/ W. Gordon Wood            Director                        March 27, 1996
------------------------------------
           W. Gordon Wood

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Safety-Kleen Corp.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Safety-Kleen Corp. annual report to shareholders incorporated by reference into this Form 10-K, and have issued our report thereon dated February 5, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
February 5, 1996

                                                                     SCHEDULE II

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 30, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                     FISCAL YEAR ENDED
                                            ------------------------------------
                                            DECEMBER 30, DECEMBER 31, JANUARY 1,
                                                1995         1994        1994
                                            ------------ ------------ ----------
                                                  (EXPRESSED IN THOUSANDS)
Balance at beginning of year...............   $ 8,868      $ 8,432     $ 7,399
Provision charged to operating expenses....     4,225        5,067       6,822
Write-offs net of recoveries...............    (5,124)      (4,631)     (5,789)
                                              -------      -------     -------
Balance at end of year.....................   $ 7,969      $ 8,868     $ 8,432
                                              =======      =======     =======





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          [RECYCLE LOGO]    Printed on recycled paper