Form 10-Q
period 1996-03-23
SAFETY KLEEN CORP
filed 1996-05-07
CIK 86135

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934 for the twelve weeks ended March 23, 1996.

     Transition report pursuant to Section 13 or 15(d) of the Securities
- --- Exchange Act of 1934 for the transition period from ________________ to ________________.


                            Commission File #1-8513


                              SAFETY-KLEEN CORP.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Wisconsin                                   39-6090019
- -----------------------------------       --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


              1000 North Randall Road, Elgin, Illinois 60123-7857
- -------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code 847/697-8460
                                                   ------------


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


Shares of common stock outstanding at March 23, 1996 were 57,868,541.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------

                         PART I. FINANCIAL STATEMENTS
                         ----------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 23, 1996 and December 30, 1995, results of operations for the twelve week periods ended March 23, 1996 and March 25, 1995 and cash flows for the twelve week periods ended March 23, 1996 and March 25, 1995. The 1996 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1996.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (dollar amounts are in thousands except per share data)

                                    ASSETS

                                              March 23, 1996  December 30, 1995
                                              --------------  -----------------
Current assets:
   Cash and cash equivalents                      $   29,552         $   22,238
   Trade accounts receivable, less
    allowances of $7,688 and $7,969, respectively    108,411            110,120

   Inventories                                        38,085             36,020
   Prepaid expenses and other                         46,877             37,830
                                                  ----------         ----------
       Total current assets                          222,925            206,208
                                                  ----------         ----------

Equipment at customers and components, at cost,
   less accumulated depreciation of
   $45,567 and $44,072, respectively                 117,385            117,383
Property, plant and equipment, at cost, less
   accumulated depreciation of $324,242 and          521,415            529,553
   $315,092, respectively
Intangible assets, at cost, less accumulated
   amortization of $71,419 and $68,008,              127,419            127,302
   respectively
Other assets                                          26,024             28,604
                                                  ----------         ----------
                                                  $1,015,168         $1,009,050
                                                  ==========         ==========

                      LIABILITY AND SHAREHOLDERS' EQUITY

Current liabilities:
   Dividends payable                              $    5,210          $      --
   Trade accounts payable                             59,252             62,795
   Accrued expenses                                   62,136             69,695
   Restructure liability                               8,607             10,450
   Income taxes payable                               20,461              8,175
   Accrued environmental liabilities                   8,761             11,561
                                                  ----------          ---------
       Total current liabilities                     164,427            162,676
                                                  ----------          ---------
Long-term debt                                       283,702            283,715
                                                  ----------          ---------
Deferred income taxes                                 40,733             43,111
                                                  ----------          ---------
Restructure liability                                 11,839             12,069
                                                  ----------          ---------
Accrued environmental liabilities                     45,570             42,713
                                                  ----------          ---------
Other liabilities                                     29,213             31,331
                                                  ----------          ---------

Shareholders' equity:
   Preferred stock ($.10 par value;
    authorized 1,000,000 shares, none issued)             --                 --
   Common stock ($.10 par value;
    authorized 300,000,000 shares; issued and          5,787              5,787
    outstanding 57,868,541 shares)
Additional paid-in capital                           186,365            186,365
Retained earnings                                    263,913            256,052
Minimum pension liability adjustment                  (1,226)            (1,226)
Cumulative translation adjustments                   (15,155)           (13,543)
                                                  ----------         ----------
                                                     439,684            433,435
                                                  ----------         ----------
                                                  $1,015,168         $1,009,050
                                                  ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
            (dollar amounts are in thousands except per share data)

                                                 TWELVE WEEKS ENDED
                                         ---------------------------------
                                          March 23, 1996   March 25, 1995
                                         ---------------   ---------------
Revenue                                         $201,723         $194,559
                                         ---------------   ---------------
Costs and expenses:
   Operating costs and expenses                  145,823          142,417
   Selling and administrative expenses            29,728           27,570
   Interest income                                  (180)            (260)
   Interest expense                                4,264            4,544
                                         ---------------   ---------------
                                                 179,635          174,271
                                         ---------------   ---------------

Earnings before income taxes                      22,088           20,288

Income taxes                                       9,011            8,217
                                         ---------------   ---------------

Net earnings                                    $ 13,077         $ 12,071
                                         ===============   ===============

Earnings per common and common
 equivalent share                               $   0.23         $   0.21
                                         ===============   ===============

Average number of common and common
 equivalent shares outstanding                    57,903           57,819
                                         ===============   ===============

Cash dividends per common share                 $   0.09         $   0.09
                                         ===============   ===============

  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollar amounts are in thousands)

                                                      Twelve Weeks Ended
                                                -------------------------------
                                                March 23, 1996   March 25, 1995
                                                --------------   --------------

Net cash provided by operating activities          $ 23,548         $ 26,490
                                                   --------         --------

Cash flows used in investing activities:
   Equipment at customers and component additions    (4,287)         (11,661)
   Property, plant and equipment additions           (7,049)          (8,323)
   Business acquisitions and other                   (4,841)         (14,872)
                                                   --------         --------
     Net cash used in investing activities          (16,177)         (34,856)
                                                   --------         --------

Cash flows from (used in) financing activities:
   Net borrowings (payments)                            (13)          15,279
                                                   --------         --------
     Net cash provided from (used in)
     financing activities                               (13)          15,279
                                                   --------         --------

Effect of exchange rate changes on cash                 (44)             208
                                                   --------         --------

Net increase in cash and cash equivalents             7,314            7,121
Cash and cash equivalents at beginning of year       22,238           21,015
                                                   --------         --------
Cash and cash equivalents at end of the
  reporting period                                 $ 29,552         $ 28,136
                                                   ========         ========

Supplemental disclosures of cash paid during the
  reporting period:
     Interest (net of amount capitalized)          $  6,748         $  5,836
                                                   ========         ========

     Income taxes paid (net of refunds received)   $  1,144         $    380
                                                   ========         ========

  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   INVENTORIES

     The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at March 23, 1996 and December 30, 1995 were $5.0 million and $5.3 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.0 million higher at March 23, 1996 and unchanged at December 30, 1995.


2.   INTERIM REPORTING PERIODS

     The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------

     The Company's working capital increased from $43.5 million at December 30, 1995 to $58.5 million at March 23, 1996. Year-to-date capital spending for equipment at customers and property, plant and equipment additions totaled $11.3 million. These expenditures were mainly financed by internally generated cash. The Company's total long-term debt at March 23, 1996 was unchanged from 1995 fiscal year-end.

     The Company's long-term debt to total capital ratio was 39.2% at March 23, 1996 and 39.6% at December 30, 1995. The Company expects its long-term debt to total capital ratio to decline slightly during the balance of 1996.

     The Company's restructure liabilities declined $2.1 million during the first twelve weeks of 1996 from $22.5 million to $20.4 million.

                             RESULTS OF OPERATIONS
                             ---------------------

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                  -------------------------------------------
                       MARCH 23, 1996 AND MARCH 25, 1995
                       ---------------------------------

REVENUE
- -------

     Revenue for the twelve weeks ended March 23, 1996 was $202 million, up $7 million, or 4%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended March 23, 1996 and March 25, 1995 was as follows:

                                        Thousands of Dollars
                                   ------------------------------
                                                                     Percentage
                                                                      Increase
                                   March 23, 1996  March 25, 1995    (Decrease)
                                   --------------  --------------    ----------
North America
 Automotive/Retail Repair Services    $ 54,609        $ 56,028          (3%)

 Industrial Services                    59,211          54,429           9%

 Oil Recovery Services                  30,399          26,978          13%

 Other Services                         33,034          34,530          (4%)
                                      --------        --------

Total North America                    177,253         171,965           3%

Europe                                  24,470          22,594           8%
                                      --------        --------

Consolidated                          $201,723        $194,559           4%
                                      ========        ========

     NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The revenue decline in the Company's North American Automotive/Retail Repair Services was caused by a decrease in volume which was due mainly to machine mix and a lengthening of the average service interval. This volume decrease was partially offset by price increases that averaged approximately 4% compared to the first interim period of 1995.

     NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period includes $30.4 million from the Fluid Recovery Service, which represents a 10% increase over the comparable period of 1995. Approximately one-half of this revenue increase resulted from higher volume. The balance of the increase can be attributed to better prices resulting from a reduction of discounts.

     The North American Industrial Parts Cleaner Service accounts for the remaining $28.8 million of revenue, which represents an increase of $1.9 million, or 7%, from the comparable period of 1995. The revenue increase included price increases averaging approximately 5%. The impact of machine growth and price increases was partially offset by a lengthening in the average service interval.

     NORTH AMERICAN OIL RECOVERY SERVICES. Revenue from North American Oil Recovery Services was up $3.4 million, or 13%, from the comparable period of 1995. $1.7 million of the revenue increase is due to an 11% increase in the volume of lube oil sales. Price increases in the automotive oil collection business and a higher volume of automotive oily water gallons collected were the major factors causing the remaining revenue increase.

     NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period decreased $1.5 million, or 4%, from the comparable period of 1995. The decline in revenue was primarily attributable to a decline in revenue from the Envirosystems and Dry Cleaner Services businesses due mainly to decreases in volume. Revenue from the Imaging Services business was flat with 1995. Approximately $2 million of additional revenue realized from servicing customers directly through the branch network was offset by approximately $2 million of lower margin broker business revenue (which was included in the first interim period of 1995) which was discontinued by the Company.

     EUROPE. European revenues of $24.5 million were up $1.9 million, or 8%, from the comparable period of 1995. All businesses except the Envirosystems business in Germany showed increases in revenue. These revenue increases were mainly attributable to higher volume.

OPERATING COSTS AND EXPENSES
- ----------------------------

     Operating costs and expenses as a percentage of revenue were 72.3% in the current reporting period, compared to 73.2% for the first interim period of 1995. Most of this decrease resulted from improved pricing in selected markets and the elimination of lower margin Imaging Services business.

SELLING AND ADMINISTRATIVE EXPENSES
- -----------------------------------

     Selling and administrative expenses increased from 14.2% of revenue in 1995 to 14.7% of revenue in 1996. The increase is largely due to higher employee related costs.

INTEREST EXPENSE
- ----------------

     Interest expense decreased $0.3 million to $4.3 million during the current reporting period due primarily to lower interest rates.

INCOME TAXES
- ------------

     The Company's effective income tax rate was 40.8% for the twelve weeks ended March 23, 1996 and 40.5% for the comparable period of 1995.

PART II.
- --------

Item 1.  LEGAL PROCEEDINGS
         -----------------

     The Company's goal is to fully comply with all environmental regulations, but the nature of the Company's business will likely cause it to incur governmental fines and penalties from time to time as a consequence of its business operations. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are often the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies.

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

     In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Only two such proceedings against the Company were pending or known to be contemplated by governmental authorities at March 23, 1996.

     The Company settled one such case during the twelve week period ended March 23, 1996. In this case, the Company and the State of Minnesota entered into a settlement agreement involving alleged violations of certain manifesting requirements, which the Company denied. The case was resolved for a penalty of $119,025.

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

     On April 19, 1996, the U.S. Environmental Protection Agency ("EPA") published its proposed Hazardous Waste Combuster Rule. This proposed rule will set emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. As proposed, these standards will require cement kilns, who are the major customers for the Company's waste-derived fuels, to make capital improvements which would increase the cost of burning hazardous waste fuels in cement kilns. However, due to the complexity of the proposed rule, the lengthy adoption process to which it is subject, and the likelihood that the rule will undergo changes prior to its adoption, the effect of the final rule is unknown.

     The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, is considering amendment of a rule that would significantly reduce the allowable volatile organic compound ("VOC") content of materials used for repair and maintenance cleaning. The proposal being reviewed would, in effect, ban parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1998. The SCAQMD contends this proposed amendment will help it meet ozone attainment standards under the Clean Air Act. The Company is actively working with the SCAQMD to develop alternatives to the proposed restrictions on parts cleaning. If the amendment being studied is adopted in its current form, it would require the Company to convert its SCAQMD solvent parts cleaner customers to an alternative cleaning solvent or solution.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

             EX-27     Financial Data Schedule (EDGAR filing only).

             EX-99 Press release issued April 15, 1996 regarding the Company's results of operations during the twelve weeks ended March 23, 1996.

(b)      Reports on Form 8-K

             None.


SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May, 1996.


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