Form 10-Q
period 1996-06-15
SAFETY KLEEN CORP
filed 1996-07-29
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twelve and twenty-four weeks ended June 15, 1996.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
      ____________.


                            Commission File #1-8513


                               SAFETY-KLEEN CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                  39-6090019
- -------------------------------------     --------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Shares of common stock outstanding at June 15, 1996 were 58,144,753.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES

                          PART I. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 15, 1996 and December 30, 1995, results of operations for the twelve and twenty-four week periods ended June 15, 1996 and June 17, 1995 and cash flows for the twenty-four week periods ended June 15, 1996 and June 17, 1995. The 1996 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1996.

                              SAFETY-KLEEN CORP. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                    (dollar amounts are in thousands except per share data)

                                     ASSETS
                                                            June 15, 1996  December 30, 1995
                                                            -------------  -----------------
Current assets:
    Cash and cash equivalents ...........................   $    32,108    $    22,238
    Trade accounts receivable, less allowances
      of $7,619 and $7,969, respectively ................       111,180        110,120
    Inventories .........................................        40,526         36,020
    Prepaid expenses and other ..........................        45,454         37,830
                                                            -----------    -----------
        Total current assets ............................       229,268        206,208
                                                            -----------    -----------


Equipment at customers and components, at cost,
    less accumulated depreciation of $45,202
    and $44,072, respectively ...........................       119,842        117,383
Property, plant and equipment, at cost, less
    accumulated depreciation of $331,621 and
    $315,092, respectively ..............................       527,101        529,553
Intangible assets, at cost, less accumulated
    amortization of $68,089 and $68,008,
    respectively ........................................       132,715        127,302
Other assets ............................................        27,934         28,604
                                                            -----------    -----------
                                                            $ 1,036,860    $ 1,009,050
                                                            ===========    ===========

                       LIABILITY AND SHAREHOLDERS' EQUITY

Current liabilities:
    Dividends payable ...................................   $     5,236    $         -
    Trade accounts payable ..............................        62,745         62,795
    Accrued expenses ....................................        67,075         69,695
    Restructure liability ...............................         6,266         10,450
    Income taxes payable ................................        19,515          8,175
    Accrued environmental liabilities ...................         8,724         11,561
                                                            -----------    -----------
        Total current liabilities .......................       169,561        162,676
                                                            -----------    -----------
Long-term debt ..........................................       287,822        283,715
                                                            -----------    -----------
Deferred income taxes ...................................        43,715         43,111
                                                            -----------    -----------
Restructure liability ...................................        11,778         12,069
                                                            -----------    -----------
Accrued environmental liabilities .......................        44,045         42,713
                                                            -----------    -----------
Other liabilities .......................................        29,410         31,331
                                                            -----------    -----------

Shareholders' equity:
    Preferred stock ($.10 par value; authorized
       1,000,000 shares, none issued) ...................             -              -
    Common stock ($.10 par value; authorized
       300,000,000 shares; issued and outstanding
       58,144,753 and 57,868,541 shares, respectively....         5,814          5,787
    Additional paid-in capital ..........................       190,524        186,365
    Retained earnings ...................................       272,287        256,052
    Minimum pension liability adjustment ................        (1,226)        (1,226)
    Cumulative translation adjustments ..................       (16,870)       (13,543)
                                                            -----------    -----------
                                                                450,529        433,435
                                                            -----------    -----------
                                                            $ 1,036,860    $ 1,009,050
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                                SAFETY-KLEEN CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS
                      (dollar amounts are in thousands except per share data)

                                       Twelve Weeks Ended      Twenty-four Weeks Ended
                                    ------------------------  -------------------------
                                     June 15,      June 17,     June 15,     June 17,
                                       1996         1995         1996         1995
                                    ---------    -----------  ----------   ------------

Revenue .........................   $ 211,355    $ 203,192    $ 413,078    $ 397,751
                                    ---------    ---------    ---------    ---------

Costs and expenses:
   Operating costs and expenses..     154,788      148,986      300,611      291,403
   Selling and administrative
     expenses ...................      30,099       29,323       59,827       56,893
   Interest income ..............        (252)        (225)        (432)        (485)
   Interest expense .............       4,446        4,843        8,710        9,387
                                    ---------    ---------    ---------    ---------
                                      189,081      182,927      368,716      357,198
                                    ---------    ---------    ---------    ---------


Earnings before income taxes ....      22,274       20,265       44,362       40,553

Income taxes ....................       8,670        8,134       17,681       16,351
                                    ---------    ---------    ---------    ---------

Net earnings ....................   $  13,604    $  12,131    $  26,681    $  24,202
                                    =========    =========    =========    =========


Earnings per common and common
   equivalent share: ............   $    0.23    $    0.21    $    0.46    $    0.42
                                    =========    =========    =========    =========


Average number of common and common
  equivalent shares outstanding..      58,041       57,906       57,983       57,847
                                    =========    =========    =========    =========

Cash dividends per common share..   $    0.09    $    0.09    $    0.18    $    0.18
                                    =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar amounts are in thousands)

                                                           Twenty-four Weeks Ended
                                                        June 15, 1996    June 17, 1995
                                                        -------------    -------------

Net cash provided by operating activities ............     $ 56,094       $ 41,250
                                                           --------       --------

Cash flows used in investing activities:
     Equipment at customers and component additions ..      (11,410)       (20,557)
     Property, plant and equipment additions .........      (15,571)       (17,306)
     Business acquisitions and other .................      (18,014)       (16,967)
                                                           --------       --------
         Net cash used in investing activities .......      (44,995)       (54,830)
                                                           --------       --------

Cash flows from (used in) financing activities:
     Net borrowings (payments) .......................        4,107         16,892
     Dividends .......................................       (5,210)        (5,200)
     Other ...........................................            0             25
                                                           --------       --------
        Net cash provided from (used in) financing
        activities ...................................       (1,103)        11,717
                                                           --------       --------


Effect of exchange rate changes on cash ..............         (126)           179
                                                           --------       --------

Net increase (decrease) in cash and cash equivalents .        9,870         (1,684)
Cash and cash equivalents at beginning of year .......       22,238         21,015
                                                           --------       --------
Cash and cash equivalents at end of the reporting
period ...............................................     $ 32,108       $ 19,331
                                                           ========       ========


Supplemental disclosures of cash paid during the reporting period:

        Interest (net of amount capitalized)..........       $9,242         $8,713
                                                           ========       ========

        Income taxes paid (net of refunds received)...       $6,179         $4,990
                                                           ========       ========

   The accompanying notes are an integral part of these financial statements.


                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      INVENTORIES

        The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at June 15, 1996 and December 30, 1995 were $5.5 and $5.3 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.0 million higher at June 15, 1996 and unchanged at December 30, 1995.


2.      ACQUISITIONS

        During the second interim period of 1996, the Company acquired certain assets of Industrial Services Corporation and Mid-Continent Fuel Co., a processor and collector of used oil over a 12 state region in the south central United States. This acquisition was accounted for using the purchase method and, accordingly, its operating results have been included in the Company's Consolidated Statements of Earnings only since the date of acquisition. The acquisition was not material.


3.      INTERIM REPORTING PERIODS

        The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION

        The Company's working capital increased from $43.5 million at December 30, 1995 to $59.7 million at June 15, 1996. Year-to-date capital spending for equipment at customers and property, plant and equipment additions excluding business acquisitions totaled $27.0 million. These expenditures were mainly financed by internally generated cash. The Company's total long-term debt increased $4.1 million during the first twenty-four weeks of 1996 to $287.8 million at June 15, 1996.

        The Company's long-term debt to total capital ratio was 39.0% at June 15, 1996 and 39.6% at December 30, 1995. The Company expects its long-term debt to total capital ratio to decline slightly during the balance of 1996.

        The Company's restructure liabilities declined $4.5 million during the first twenty-four weeks of 1996 from $22.5 million to $18.0 million.

                             RESULTS OF OPERATIONS

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                        JUNE 15, 1996 AND JUNE 17, 1995

REVENUE

        Revenue for the twelve weeks ended June 15, 1996 was $211 million, up $8 million, or 4%, from the comparable period last year.

        Revenue derived from the Company's North American and European operations during the twelve weeks ended June 15, 1996 and June 17, 1995 was as follows:

                              Thousands of Dollars
                                                                         Percentage
                                                                          Increase
                                          June 15, 1996  June 17, 1995   (Decrease)

North America
  Automotive/Retail Repair Services....     $ 54,498     $  55,911          (3%)

  Industrial Services .................       61,843        56,101          10%

  Oil Recovery Services ...............       36,074        30,993          16%

  Other Services ......................       34,978        37,019          (6%)
                                            --------     ---------

Total North America ...................      187,393       180,024           4%

Europe ................................       23,962        23,168           3%
                                            --------     --------

Consolidated ..........................     $211,355      $203,192           4%
                                            ========      ========

        NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The revenue decline in the Company's North American Automotive/Retail Repair Services was caused by a decrease in volume which was due mainly to machine mix and a lengthening of the average service interval. This volume decrease was partially offset by price increases that averaged approximately 4% compared to the second interim period of 1995.

        NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period includes $33.0 million from the Fluid Recovery Service, which represents a 14% increase over the comparable period of 1995. Approximately four percentage points of this revenue increase resulted from improved pricing due mainly to a reduction of discounts. The balance of the increase is attributable to product line expansion and volume.

        The North American Industrial Parts Cleaner Service accounts for the remaining $28.9 million of revenue, which represents an increase of $1.6 million, or 6%, from the comparable period of 1995. The revenue increase included price increases averaging approximately 6%. The impact of machine growth and price increases was partially offset by a lengthening in the average service interval.

        NORTH AMERICAN OIL RECOVERY SERVICES. Revenue from North American Oil Recovery Services was up $5.1 million, or 16%, from the comparable period of 1995. Approximately $2.3 million of this increase in revenue was derived from the acquisition of certain assets of Industrial Services Corp. and Mid-Continent Fuel Co. (the "ISC acquisition") completed during the second interim period of 1996. Price increases in the automotive oil collection business and a higher volume of automotive oily water gallons collected accounted for most of the remaining revenue increase.

        NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period decreased $2.0 million, or 6%, from the comparable period of 1995 due mainly to a decline of $2.2 million from the Imaging Services business. This revenue decline in Imaging Services was caused by the elimination of approximately $4.4 million of lower-margin broker business revenue which was included in the comparable period of 1995, partially offset by an increase of $2.2 million in revenue realized from servicing customers directly through the branch network.

        EUROPE. European revenues of $24.0 million were up $0.8 million, or 3%, from the comparable period of 1995. Changes in foreign currency exchange rates resulted in approximately $1.0 million less revenue in 1996 than the comparable period in 1995. All major businesses except the Envirosystems business in Germany showed increases in local currency revenues. These revenue increases were mainly attributable to higher volume.

OPERATING COSTS AND EXPENSES

        Operating costs and expenses as a percentage of revenue were 73.2% in the current reporting period, compared to 73.3% for the second interim period of 1995. Improved gross profit margin percentages resulting from favorable pricing in selected markets were offset by a decrease in the gross margin percentage of the Oil Recovery business as a result of the ISC acquisition which added $2.3 million in revenue but was break-even at the gross profit level.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses decreased from 14.4% of revenue in 1995 to 14.2% of revenue in 1996.

INTEREST EXPENSE

        Interest expense decreased $0.4 million to $4.4 million during the current reporting period due primarily to lower interest rates.

INCOME TAXES

        The Company's effective income tax rate was 38.9% for the twelve weeks ended June 15, 1996 and 40.1% for the comparable period of 1995. The Company's effective tax rate in the current period was favorably impacted by the timing of certain tax benefits. The Company expects the effective tax rate for the full year 1996 to be approximately 40%.

                             RESULTS OF OPERATIONS

                COMPARISON OF THE TWENTY-FOUR WEEK PERIODS ENDED
                        JUNE 15, 1996 AND JUNE 17, 1995

REVENUE

        Revenue for the twenty-four weeks ended June 15, 1996 was $413 million, up $15 million, or 4%, from the comparable period last year.

        Revenue derived from the Company's North American and European operations during the twenty-four weeks ended June 15, 1996 and June 17, 1995 was as follows:

                              Thousands of Dollars
                                                                            Percentage
                                                                             Increase
                                         June 15, 1996    June 17, 1995     (Decrease)

North America
  Automotive/Retail Repair Services..      $109,107         $111,939          (3%)

  Industrial Services ...............       121,054          110,530          10%

  Oil Recovery Services .............        66,473           57,971          15%

  Other Services ....................        68,012           71,549          (5%)
                                           --------          -------

Total North America .................       364,646          351,989           4%

Europe ..............................        48,432           45,762           6%
                                           --------         --------

Consolidated ........................      $413,078         $397,751           4%
                                           ========         ========

        NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The revenue decline in the Company's North American Automotive/Retail Repair Services was caused by a decrease in volume which was due mainly to machine mix and a lengthening of the average service interval. This volume decrease was partially offset by price increases that averaged approximately 4% compared to the first twenty-four weeks of 1995.

        NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the first twenty-four weeks of 1996 includes $63.4 million from the Fluid Recovery Service, which represents a 13% increase over the comparable period of 1995. Approximately four percentage points of this revenue increase resulted from improved pricing due mainly to a reduction of discounts. The balance of the increase is attributable to product line expansion and volume.

        The North American Industrial Parts Cleaner Service accounts for the remaining $57.6 million of revenue, which represents an increase of $3.5 million, or 6%, from the comparable period of 1995. The revenue increase included price increases averaging approximately 6%. The impact of machine growth and price increases was partially offset by a lengthening of the average service interval.

        NORTH AMERICAN OIL RECOVERY SERVICES. Revenue from North American Oil Recovery Services for the first twenty-four weeks of 1996 was up $8.5 million, or 15%, from the comparable period of 1995. Approximately $2.3 million of the increase is attributable to revenue from the ISC acquisition completed in the second interim period of 1996. Another $1.7 million of the revenue increase is mainly due to a 4% increase in the volume of lube oil sold. Price increases in the automotive oil collection business and a higher volume of automotive oily water gallons collected were the major factors contributing to the remaining revenue increase.

        NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period decreased $3.5 million, or 5%, from the comparable period of 1995. Revenue from the Imaging Services business declined by approximately $2.2 million during the first twenty-four weeks of 1996 from the comparable period of 1995. This revenue decline was caused by the elimination of approximately $6.4 million of lower-margin broker business revenue which was included in the comparable period of 1995, partially offset by an increase of $4.2 million in revenue realized from servicing customers directly through the branch network. The remaining $1.3 million decline in revenue from Other Services was primarily attributable to a decline in revenue from the Envirosystems and Dry Cleaner Service businesses due mainly to decreases in volume.

        EUROPE. European revenues for the first twenty-four weeks of 1996 were $48.4 million, up $2.7 million, or 6%, from the comparable period of 1995. Changes in foreign currency exchange rates reduced revenues by approximately $1.0 million in 1996 from 1995. All major businesses except the Envirosystems business in Germany showed increases in local currency revenue. These revenue increases were mainly attributable to higher volume.

OPERATING COSTS AND EXPENSES

        Operating costs and expenses as a percentage of revenue were 72.8% for the first twenty-four weeks of 1996, compared to 73.3% for the comparable period of 1995. Most of this decrease resulted from improved pricing in selected markets and the elimination of lower-margin Imaging Services broker business.

SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses increased from 14.3% of revenue for the first twenty-four weeks of 1995 to 14.5% of revenue during the comparable period of 1996. The increase is largely due to higher employee related costs.

INTEREST EXPENSE

        Interest expense decreased $0.7 million to $8.7 million during the first twenty-four weeks of 1996 due primarily to lower interest rates.

INCOME TAXES

        The Company's effective income tax rate was 39.9% for the twenty-four weeks ended June 15, 1996 and 40.3% for the comparable period of 1995.

PART II.

Item 1. LEGAL PROCEEDINGS

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

        In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Only two such proceedings against the Company were pending or known to be contemplated by governmental authorities at June 15, 1996.

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

        On April 19, 1996, the U.S. Environmental Protection Agency ("EPA") published its proposed Hazardous Waste Combuster Rule. This proposed rule will set emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. As proposed, these standards will require cement kilns, who are major outlets for the Company's waste-derived fuels, to make capital improvements which would increase the cost of burning hazardous waste fuels in cement kilns. However, due to the complexity of the proposed rule, the lengthy adoption process to which it is subject, and the likelihood that the rule will undergo changes prior to its adoption, the effect of the final rule is unknown.

        The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, is considering amendment of a rule that would significantly reduce the allowable volatile organic compound ("VOC") content of materials used for repair and maintenance cleaning. The proposal being reviewed would, in effect, ban parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1999. The SCAQMD contends this proposed amendment will help it meet ozone attainment standards under the Clean Air Act. The Company is actively working with the SCAQMD to develop alternatives to the proposed restrictions on parts cleaning. If the amendment being studied is adopted in its current form, it would require the Company to convert its SCAQMD solvent parts cleaner customers to an alternative cleaning solvent or solution.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on May 10, 1996. At the meeting, the Company's shareholders (i) elected the three individuals who had been nominated by management to the Board of Directors, (ii) approved an amendment to the 1993 Stock Option Plan, (iii) rejected a shareholder proposal requesting that the Company declassify the Board of Directors and (iv) rejected a shareholder proposal regarding "Golden Parachute" agreements. The following table sets forth the voting results:


                                 ---------------------------------------------------------------
                                                                               Abstentions and
                                     For         Against       Withheld       Broker Non-Votes
- ------------------------------------------------------------------------------------------------
Election of Directors
   D.W. Brinckman ............... 47,492,285          --       462,791                 --
   M.E. Williams ................ 47,093,276          --       861,800                 --
   W.G. Wood .................... 47,457,569          --       497,507                 --
- ------------------------------------------------------------------------------------------------
1993 Stock Option Plan
   Amendment .................... 44,612,295    5,416,709           --            287,172
- ------------------------------------------------------------------------------------------------
Shareholder Proposal
   regarding Declassifying
   Board ........................ 18,559,395   26,065,600           --          5,691,181
- ------------------------------------------------------------------------------------------------
Shareholder Proposal
   regarding Golden Parachutes... 15,334,231   28,529,058           --          6,452,887
- ------------------------------------------------------------------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

               EX-27 Financial Data Schedule (EDGAR filing only).

               EX-99 Press release issued July 10, 1996 regarding the Company's results of operations during the twelve weeks ended June 15, 1996.

(b)     Reports on Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of July, 1996.


                               SAFETY-KLEEN CORP.


                               /s/ ROBERT W. WILLMSCHEN, JR.
                               Robert W. Willmschen, Jr.
                               Senior Vice President Finance
                               and Secretary - Chief Financial Officer