Form 10-Q
period 1996-09-07
SAFETY KLEEN CORP
filed 1996-10-21
CIK 86135

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the twelve and thirty-six weeks ended September 7, 1996.

     Transition report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the transition period from ________ to ________.


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

Shares of common stock outstanding at September 7, 1996 were 58,242,839.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------

                         PART I. FINANCIAL STATEMENTS
                         ----------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 7, 1996 and December 30, 1995, results of operations for the twelve and thirty-six week periods ended September 7, 1996 and September 9, 1995 and cash flows for the thirty-six week periods ended September 7, 1996 and September 9, 1995. The 1996 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1996.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (dollar amounts are in thousands except per share data)

                                    ASSETS

                                          September 7, 1996  December 30, 1995
                                          -----------------  -----------------
Current assets:
   Cash and cash equivalents                     $   16,264         $   22,238
   Trade accounts receivable,
   less allowances of $8,056
   and $7,969, respectively                         129,739            110,120
   Inventories                                       42,745             36,020
   Prepaid expenses and other                        48,882             37,830
                                          -----------------  -----------------
       Total current assets                         237,630            206,208
                                          -----------------  -----------------

Equipment at customers and
   components, at cost, less
   accumulated depreciation of
   $46,211 and $44,072,
   respectively                                     124,042            117,383
Property, plant and
   equipment, at cost, less
   accumulated depreciation of
   $341,956 and $315,092,
   respectively                                     530,184            529,553
Intangible assets, at cost,
   less accumulated
   amortization of $71,962 and
   $68,008, respectively                            132,642            127,302
Other assets                                         30,703             28,604
                                          -----------------  -----------------
                                                 $1,055,201         $1,009,050
                                          =================  =================

                       LIABILITY AND SHAREHOLDERS' EQUITY

Current liabilities:
   Dividends payable                             $    5,244         $        -
   Trade accounts payable                            68,261             62,795
   Accrued expenses                                  70,484             69,695
   Restructure liability                              5,040             10,450
   Income taxes payable                              19,036              8,175
   Accrued environmental liabilities                  8,674             11,561
                                          -----------------  -----------------
       Total current liabilities                    176,739            162,676
                                          -----------------  -----------------
Long-term debt                                      289,896            283,715
                                          -----------------  -----------------
Deferred income taxes                                43,559             43,111
                                          -----------------  -----------------
Restructure liability                                11,736             12,069
                                          -----------------  -----------------
Accrued environmental liabilities                    42,236             42,713
                                          -----------------  -----------------
Other liabilities                                    28,686             31,331
                                          -----------------  -----------------

Shareholders' equity:
   Preferred stock ($.10 par
      value; authorized
      1,000,000 shares, none
      issued)                                             -                  -
   Common stock ($.10 par
      value; authorized
      300,000,000 shares;
      issued and outstanding
      58,242,839 and
      57,868,541 shares,
      respectively)                                   5,824              5,787
   Additional paid-in capital                       192,049            186,365
   Retained earnings                                281,046            256,052
   Minimum pension liability adjustment              (1,226)            (1,226)
   Cumulative translation adjustments               (15,344)           (13,543)
                                          -----------------  -----------------
                                                    462,349            433,435
                                          -----------------  -----------------
                                                 $1,055,201         $1,009,050
                                          =================  =================

   The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (amounts are in thousands except per share data)

                                                 Twelve Weeks Ended             Thirty-Six Weeks Ended
                                           ------------------------------    ------------------------------
                                           Sept. 7, 1996    Sept. 9, 1995    Sept. 7, 1996    Sept. 9, 1995
                                           -------------    -------------    -------------    -------------
Revenue                                       $213,098         $197,529         $626,176         $595,280
                                           -------------    -------------    -------------    -------------
Costs and expenses:
   Operating costs and expenses                155,274          145,239          455,885          436,642
   Selling and administrative expenses          30,456           29,087           90,283           85,980
   Interest income                                (208)            (171)            (640)            (656)
   Interest expense                              4,388            4,671           13,098           14,058
                                           -------------    -------------    -------------    -------------
                                               189,910          178,826          558,626          536,024
                                           -------------    -------------    -------------    -------------

Earnings before income taxes                    23,188           18,703           67,550           59,256

Income taxes                                     9,184            7,577           26,865           23,928
                                           -------------    -------------    -------------    -------------

Net earnings                                  $ 14,004         $ 11,126         $ 40,685         $ 35,328
                                           =============    =============    ==============    ============

Earnings per common and common
  equivalent share:                           $   0.24         $   0.19         $   0.70         $   0.61
                                           =============    =============    ==============    ============

Average number of common and
  common equivalent shares outstanding          58,330           57,849           58,078           57,854
                                           =============    =============    ==============    ============

Cash dividends per common  share              $   0.09         $   0.09         $   0.27         $   0.27
                                           =============    =============    ==============    ============

  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollar amounts are in thousands)

                                                Thirty-Six Weeks Ended
                                             Sept. 7, 1996   Sept. 9, 1995
                                             -------------   -------------
Net cash provided by operating
 activities                                    $ 70,984        $ 84,998
                                             -------------   -------------

Cash flows used in investing activities:
 Equipment at customers and component
  additions                                     (17,470)        (26,832)
 Property, plant and equipment additions        (23,755)        (26,378)
 Business acquisitions and other                (32,889)        (20,077)
                                             -------------   -------------
   Net cash used in investing activities        (74,114)        (73,287)
                                             -------------   -------------

Cash flows from (used in) financing
 activities:
 Net borrowings (payments)                        6,181          13,212
 Dividends                                      (10,446)        (10,400)
 Other                                            1,514           1,931
                                             -------------   -------------
   Net cash provided from (used
    in) financing activities                     (2,751)          4,743
                                             -------------   -------------

Effect of exchange rate changes on cash             (93)            142
                                             -------------   -------------

Net increase (decrease) in cash and
 cash equivalents                                (5,974)         16,596
Cash and cash equivalents at beginning
 of year                                         22,238          21,015
                                             -------------   -------------
Cash and cash equivalents at end of the
 reporting period                              $ 16,264        $ 37,611
                                             =============   =============

Supplemental disclosures of
 cash paid during
 the reporting period:

  Interest (net of amount capitalized)         $ 11,719        $ 11,122
                                             =============   =============

  Income taxes paid (net of
   refunds received)                           $ 13,513        $  5,149
                                             =============   =============

  The accompanying notes are an integral part of these financial statements.

                      SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      -----------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   INVENTORIES

     The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at September 7, 1996 and December 30, 1995 were $4.9 and $5.3 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $1.0 million higher at September 7, 1996 and unchanged at December 30, 1995.

2.   ACQUISITIONS

     During the third interim period, the Company acquired certain assets of Pure Solve Inc., a parts cleaner and paint gun cleaner service company with operations in the southeastern United States and the United Kingdom. During the second interim period of 1996, the Company acquired certain assets of Industrial Services Corporation and Mid-Continent Fuel Co., a processor and collector of used oil over a 12 state region in the south-central United States. These acquisitions were accounted for using the purchase method, and, accordingly, their operating results have been included in the Company's Consolidated Statements of Earnings only since the date of acquisition. All acquisitions, individually or in the aggregate, were not material.

3.   INTERIM REPORTING PERIODS

     The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------

     The Company's working capital increased from $43.5 million at December 30, 1995 to $60.9 million at September 7, 1996. Year-to-date capital spending for equipment at customers and property, plant and equipment additions excluding business acquisitions totaled $41.2 million. These expenditures were mainly financed by internally generated cash. The Company's total long-term debt increased $6.2 million during the first thirty-six weeks of 1996 to $289.9 million at September 7, 1996.

     The Company's long-term debt to total capital ratio was 38.5% at September 7, 1996 and 39.6% at December 30, 1995.

     The Company's restructure liabilities declined $5.7 million during the first thirty-six weeks of 1996 from $22.5 million to $16.8 million.

                             RESULTS OF OPERATIONS
                             ---------------------

                  COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                  -------------------------------------------
                    SEPTEMBER 7, 1996 AND SEPTEMBER 9, 1995
                    ---------------------------------------


REVENUE
-------

     Revenue for the twelve weeks ended September 7, 1996 was $213 million, up $16 million, or 8%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended September 7, 1996 and September 9, 1995 was as follows:

                                       Thousands of Dollars
                                       --------------------
                                                                   Percentage
                                                                    Increase
                                    Sept. 7, 1996  Sept. 9, 1995   (Decrease)
                                    -------------  -------------   ----------
North America
 Automotive/Retail Repair Services     $ 56,200       $ 54,415          3%

 Industrial Services                     62,807         55,855         12%

 Oil Recovery Services                   36,015         30,263         19%

 Other Services                          34,583         34,450          -
                                       --------       --------

Total North America                     189,605        174,983          8%

Europe                                   23,493         22,546          4%
                                       --------       --------

Consolidated                           $213,098       $197,529          8%
                                       ========       ========

     NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The introduction of the new Vacuum Services business increased the Company's North American Automotive/Retail Repair Services revenue by approximately $1.3 million in the current reporting period. In this service, Safety-Kleen representatives utilize a vacuum truck to remove residual oil and sludge from automotive and small industrial customers' oil/water separators on a regularly scheduled basis.

     The remaining revenue increase in the Company's North American Automotive/Retail Repair Services was caused by price increases that averaged approximately 5% compared to the third interim period of 1995. The effect of the price increase was partially offset by lower volume which resulted mainly from fewer machines in service and a lengthening of the average service interval.

     NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period includes $33.2 million from the Fluid Recovery Service, which represents an 18% increase over the comparable period of 1995. Approximately three percentage points of this revenue increase resulted from improved drum pricing due mainly to a reduction of discounts. The balance of the increase is mainly attributable to improved drum volume and product line expansion.

     The North American Industrial Parts Cleaner Service accounts for the remaining $29.6 million of revenue, which represents an increase of $2.0 million, or 7%, from the comparable period of 1995. The revenue increase included price increases averaging approximately 4%. The improved volume experienced during the current quarter resulted from machine growth and favorable mix which were partially offset by a slight lengthening in the average service interval.

     NORTH AMERICAN OIL RECOVERY SERVICES. Revenue from North American Oil Recovery Services was up $5.8 million, or 19%, from the comparable period of 1995. Approximately $3.7 million of this increase in revenue was derived from the acquisition of certain assets of Industrial Services Corp. and Mid-Continent Fuel Co. (the "ISC acquisition") completed during the second interim period of 1996. Price increases in the automotive oil collection business and a higher volume of automotive oily water gallons collected accounted for most of the remaining revenue increase.

     NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period increased $0.1 million from the comparable period of 1995. Imaging Services revenue increased by $0.7 million in the current period.

     EUROPE. European revenues of $23.5 million were up $1.0 million, or 4%, from the comparable period of 1995. Changes in foreign currency exchange rates resulted in approximately $0.8 million less revenue in 1996 than the comparable period in 1995. All major businesses except the Envirosystems business in Germany showed increases in local currency revenues. These revenue increases were mainly attributable to higher volume.

OPERATING COSTS AND EXPENSES
----------------------------

     Operating costs and expenses as a percentage of revenue were 72.9% in the current reporting period, compared to 73.5% for the third interim period of 1995. This increase in the gross profit margin is mainly attributable to the higher waste-derived fuel processing costs the Company experienced in the third quarter of 1995 as a result of kiln outages. The Company's fuel plants and recycle operations have operated efficiently during the first three quarters of 1996. Improved gross profit margin percentages resulting from favorable pricing in selected markets were offset by a decrease in the gross margin percentage of the Oil Recovery business as a result of the ISC acquisition which added $3.7 million in revenue but was break-even at the gross profit level.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

     Selling and administrative expenses decreased from 14.7% of revenue in 1995 to 14.3% of revenue in 1996.

INTEREST EXPENSE
----------------

     Interest expense decreased $0.3 million to $4.4 million during the current reporting period due primarily to lower interest rates.

INCOME TAXES
------------

     The Company's effective income tax rate was 39.6% for the twelve weeks ended September 7, 1996 and 40.5% for the comparable period of 1995. The Company's effective tax rate in the current period was favorably impacted by the timing of certain tax benefits. The Company expects the effective tax rate for the full year 1996 to be approximately 40%.

                             RESULTS OF OPERATIONS
                             ---------------------

                COMPARISON OF THE THIRTY-SIX WEEK PERIODS ENDED
                -----------------------------------------------
                    SEPTEMBER 7, 1996 AND SEPTEMBER 9, 1995
                    ---------------------------------------


REVENUE
-------

     Revenue for the thirty-six weeks ended September 7, 1996 was $626 million, up $31 million, or 5%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the thirty-six weeks ended September 7, 1996 and September 9, 1995 was as follows:

                                          Thousands of Dollars
                                          --------------------
                                                                     Percentage
                                                                      Increase
                                       Sept. 7, 1996  Sept. 9, 1995  (Decrease)
                                       -------------  -------------  ----------

North America
 Automotive/Retail Repair Services        $165,307       $166,354        (1%)

 Industrial Services                       183,861        166,385        11%

 Oil Recovery Services                     102,488         88,234        16%

 Other Services                            102,595        105,999        (3%)
                                          --------       --------

Total North America                        554,251        526,972         5%

Europe                                      71,925         68,308         5%
                                          --------       --------

Consolidated                              $626,176       $595,280         5%
                                          ========       ========

      NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The revenue decline in the Company's North American Automotive/Retail Repair Services was caused by a decrease in volume which resulted mainly from fewer machines in service and a lengthening of the average service interval. This volume decrease was partially offset by price increases that averaged approximately 4% compared to the first thirty-six weeks of 1995.

      NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the first thirty-six weeks of 1996 includes $96.6 million from the Fluid Recovery Service, which represents a 14% increase over the comparable period of 1995. Approximately three percentage points of this revenue increase resulted from improved drum pricing due mainly to a reduction of discounts. The balance of the increase is mainly attributable to improved drum volume and product line expansion.

      The North American Industrial Parts Cleaner Service accounts for the remaining $87.3 million of revenue, which represents an increase of $5.5 million, or 7%, from the comparable period of 1995. The revenue increase included price increases averaging approximately 5%. The improved volume experienced in the current year-to-date period resulted from machine growth and favorable mix which were partially offset by a lengthening of the average service interval.

      NORTH AMERICAN OIL RECOVERY SERVICES. Revenue from North American Oil Recovery Services for the first thirty-six weeks of 1996 was up $14.3 million, or 16%, from the comparable period of 1995. Approximately $6.0 million of the increase is attributable to revenue from the ISC acquisition completed in the second interim period of 1996. Another $2.1 million of the revenue increase is mainly due to an increase in the volume and product mix of lube oil sold. Price increases in the automotive oil collection business and a higher volume of automotive oily water gallons collected were the major factors contributing to the remaining revenue increase.

      NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current year-to-date period decreased $3.4 million, or 3%, from the comparable period of 1995. Revenue from the Imaging Services business declined by approximately $1.5 million during the first thirty-six weeks of 1996 from the comparable period of 1995. This revenue decline was caused by the elimination of approximately $10.9 million of lower-margin broker business revenue which was included in the comparable period of 1995, partially offset by an increase of $9.4 million in revenue realized from servicing customers directly through the branch network. The remaining $1.9 million decline in revenue from Other Services was primarily attributable to a decline in revenue from the Envirosystems and Dry Cleaner Service businesses due mainly to decreases in volume.

      EUROPE. European revenues for the first thirty-six weeks of 1996 were $71.9 million, up $3.6 million, or 5%, from the comparable period of 1995. Changes in foreign currency exchange rates reduced revenues by approximately $1.8 million in 1996 from 1995. All major businesses except the Envirosystems business in Germany showed increases in local currency revenue. These revenue increases were mainly attributable to higher volume.

OPERATING COSTS AND EXPENSES
----------------------------

      Operating costs and expenses as a percentage of revenue were 72.8% for the first thirty-six weeks of 1996, compared to 73.4% for the comparable period of 1995. Most of this decrease resulted from improved pricing in selected markets and the elimination of lower-margin Imaging Services broker business. Higher waste-derived fuel processing costs experienced in the third quarter of 1995 caused by kiln outages also adversely affected the Company's gross profit margin in 1995.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

      Selling and administrative expenses as a percent of revenue were 14.4% for the current year-to-date period, unchanged from the comparable period of 1995.

INTEREST EXPENSE
----------------

      Interest expense decreased $1.0 million to $13.1 million during the first thirty-six weeks of 1996 due primarily to lower interest rates.

INCOME TAXES
------------

      The Company's effective income tax rate was 39.8% for the thirty-six weeks ended September 7, 1996 and 40.4% for the comparable period of 1995.


              PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE
              ---------------------------------------------------

      In an effort to encourage companies to provide investors with revenue and earnings projections and other "forward-looking" statements about their business prospects, Congress recently passed the Private Securities Litigation Reform Act which, under certain circumstances, creates a "safe harbor" from private actions based on such forward-looking statements. In order to take advantage of the Act's safe harbor, the Company wishes to inform the reader that this quarterly report contains various forward-looking statements, including revenue projections. There are many factors that could cause actual results to differ materially, such as: adoption of new environmental laws and regulations and changes in the way such laws and regulations are interpreted and enforced; general business conditions, such as the level of competition, changes in demand for the Company's services and the strength of the economy in general; and prices for petroleum based products.

PART II.
--------

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

     In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain
manifesting, storage or waste handling violations.   Only two such proceedings
against the Company were pending or known to be contemplated by governmental authorities at September 7, 1996.

     The Company settled one such case during the twelve week period ended September 7, 1996. In this case, the Company and the State of New York entered into a settlement agreement to resolve alleged violations relating to the Booth Oil Katherine Street facility in Buffalo, New York. The case was resolved for a penalty of $100,000.

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

     On April 19, 1996, the U.S. Environmental Protection Agency ("EPA") published its proposed Hazardous Waste Combustor Rule. This proposed rule will set emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. As proposed, these standards will require cement kilns, who are major outlets for the Company's waste-derived fuels, to make capital improvements which would increase the cost of burning hazardous waste fuels in cement kilns. However, due to the complexity of the proposed rule, the lengthy adoption process to which it is subject, and the likelihood that the rule will undergo changes prior to its adoption, the effect of the final rule is unknown.

     The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, has amended its rule setting the allowable volatile organic compound ("VOC") content of materials used for remote reservoir repair and maintenance cleaning. The amended rule will, in effect, ban remote reservoir parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1999, except in certain applications. Substantially all of the Company's parts cleaners currently placed with SCAQMD customers utilize solvents containing VOCs in excess of fifty grams per liter. The Company offers aqueous parts cleaning systems which meet the 1999 SCAQMD requirements and is working with its SCAQMD customers to identify which customers will need to convert their solvent parts cleaners to an alternative cleaning solvent or solution prior to January 1, 1999. In addition, the Company will continue to actively work with the SCAQMD to identify appropriate exemptions and develop alternatives to the 1999 VOC limits for materials used for remote reservoir parts cleaning.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

          EX-27    Financial Data Schedule (EDGAR filing only).

          EX-99.1 Press release issued September 30, 1996 regarding the Company's results of operations during the twelve weeks ended September 7, 1996.

          EX-99.2 Press release issued October 10, 1996 announcing the Company's new Vacuum Service.

(b)  Reports on Form 8-K

          None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of October, 1996.


                              SAFETY-KLEEN CORP.


                              /s/ ROBERT W. WILLMSCHEN, JR.
                              -----------------------------
                              Robert W. Willmschen, Jr.
                              Senior Vice President Finance
                              and Secretary - Chief Financial Officer