Form 10-K
period 1996-12-28
SAFETY KLEEN CORP
filed 1997-03-27
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE 1996 FISCAL YEAR ENDED DECEMBER 28, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION
    PERIOD FROM       TO

                          COMMISSION FILE NUMBER 1-8513

                              SAFETY-KLEEN(R) CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               WISCONSIN                                  39-6090019
      (STATE OR OTHER JURISDICTION OF                 (I.R.S.  EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                            1000 NORTH RANDALL ROAD,
                              ELGIN, ILLINOIS 60123
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (847) 697-8460

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                    WHICH REGISTERED
         ----------------------------          --------------------------
         COMMON STOCK, $.10 PAR VALUE            NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1997 was approximately $0.7 billion.

        Shares of Common Stock outstanding at March 1, 1997, were 58,268,687.

                      DOCUMENTS INCORPORATED BY REFERENCE:
        PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 9, 1997, ARE INCORPORATED BY REFERENCE IN PART III, AND PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 28, 1996, ARE INCORPORATED BY REFERENCE IN PARTS I AND II.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Safety-Kleen is a leader in servicing the recycling and waste needs of companies in the automotive/retail repair, industrial, imaging and other business sectors. Over 2,800 Safety-Kleen specialists service customers from a branch network that extends across North America and Western Europe.

        Focusing primarily on the needs of smaller businesses, Safety-Kleen performed nearly five million individual services and reclaimed more than 300 million gallons of contaminated fluid through a network of 230 branches worldwide in 1996. The Company collects and recycles used products at thirteen recycle centers, two lube oil re-refineries, and three fuel-blending facilities.

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

        The Company groups its operations geographically into North America and Europe. The Company further segregates its North American services into four broad categories: Industrial Services, Automotive/Retail Repair Services, Oil Recovery Services and Other Services. Each of the Company's services is discussed in greater detail below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 21-25 of the Company's Annual Report to Shareholders for the year ended December 28, 1996 (the "Annual Report"), which is incorporated herein by reference.


INDUSTRIAL SERVICES

        The Company markets two major services to its Industrial Services customers: its Parts Cleaner Service and its Fluid Recovery Service. In Safety-Kleen's Parts Cleaner Service, the Company's service representative places parts cleaner equipment and solvent with a customer. The service representative then makes service calls at regular intervals where he cleans and maintains the equipment, removes the dirty solvent and replaces it with clean solvent. The dirty solvent is recycled and reused. The Company provides a choice of several models of parts cleaners to customers for their use as part of the Parts Cleaner Service and provides service to customers who own their own parts cleaner equipment. Safety-Kleen also offers a line of water-based cleaning systems through its Parts Cleaner Service.

        The Company's Fluid Recovery Service consists primarily of the collection of a wide variety of waste solvents and other liquid and solid containerized wastes generated by industrial customers in relatively small quantities, averaging a few 55-gallon drums per pickup. Depending upon the content, the material collected by the Company in its Fluid Recovery Service is generally recycled into usable solvent, processed into a waste-derived fuel for use in the cement manufacturing industry or disposed of through incineration. Wastewater that is collected as part of the Company's Fluid Recovery Service is treated and processed until it can be discharged into publicly-owned treatment works in compliance with applicable laws and regulations.


AUTOMOTIVE/RETAIL REPAIR SERVICES

        The primary component of the Company's Automotive/Retail Repair Services is its Parts Cleaner Service. Safety-Kleen furnishes service stations, car and truck dealers, small engine repair shops, fleet maintenance shops and its other automotive/retail repair customers with the same high quality Parts Cleaner Service that it provides to its Industrial Services customers. In 1996, the Company introduced a new service line within the Automotive/Retail Repair Services market--Vacuum Services. This service utilizes specialized vacuum trucks that remove residual oil and sludge from underground oil/water separators found at many automotive repair and small industrial locations.


OIL RECOVERY SERVICES

        The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The used oil is then transferred to a re-refining plant where most of the product is converted into high-quality base lubricating oil. The Company derives revenues both from fees it charges customers to haul away used oil and from the sale of products it produces by processing the used oil. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Breslau, Ontario and East Chicago, Indiana. The plants in Breslau and East Chicago have annual re-refining capacities of 43 and 92 million gallons of used oil per year, respectively. Used oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial fuels or sold unprocessed for direct use as a fuel in certain industrial applications for which such used oil is suitable.


OTHER SERVICES

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

        IMAGING SERVICES. Through this service, the Company provides health care, printing, photoprocessing and other businesses with on-site and off-site recycling of photochemical solutions, as well as film, plate and silver recovery services. Imaging Services recovers the silver contained in the spent photochemical solutions it collects from customers. These solutions are then further treated and processed until they can be discharged as wastewater into publicly-owned treatment works in compliance with applicable laws and regulations. Silver is also recovered from photographic film by an outside processor.

        ENVIROSYSTEMS SERVICES. Safety-Kleen's Envirosystem Service offers a collection and recycling service for bulk wastes from larger-quantity generators that is similar to its Fluid Recovery Service discussed above.


EUROPE

        Safety-Kleen has wholly-owned operations in seven countries in Western Europe. The Company primarily provides its Automotive/Retail Repair and Paint Refinishing Services in Europe. The Company also provides selected industrial services in Germany and the United Kingdom.


PRIMARY RAW MATERIALS

        The primary hydrocarbon material used in the Company's Parts Cleaner Service is a paraffinic hydro-treated petroleum fraction product that is purchased from petroleum refiners and suppliers through short-term purchase orders. It is not possible for the Company to accurately estimate the effect of possible future petroleum product shortages on the Company's operations or those of its customers. At the present time, the Company expects to be able to purchase required quantities of such solvent at acceptable prices. For a discussion of the effect of petroleum product price changes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Petroleum Price Changes" appearing on page 25 of the Annual Report, which is incorporated herein by reference.

        The Company purchases a wide variety of other products and raw materials and has not experienced any major shortages in the past. The Company believes that sufficient alternative sources are available should it become necessary to replace its current sources of supply for these products and materials.


COMPETITIVE CONDITIONS

        The Company is the market leader in the United States in its Parts Cleaner, Paint Refinishing, Dry Cleaner and used oil collection services. In these services, the Company generally competes with local or smaller regional companies. In its Fluid Recovery Service, the Company generally competes with many firms engaged in the transportation, brokerage and/or disposal of hazardous wastes through recycling, fuels programs or incineration. The price at which Safety-Kleen sells its re-refined lube oil is largely dictated by a market dominated by large multinational oil companies. For a more complete discussion of the market for the Company's lube oil, see "Effects of Petroleum Price Changes" on page 25 of the Annual Report.

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


EMPLOYEES

        At December 28, 1996, the Company had approximately 7,300 employees.

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

        HAZARDOUS AND SOLID WASTE REQUIREMENTS. Safety-Kleen's services involve the collection, transportation, storage, processing, recycling and disposal of automotive and industrial hazardous and nonhazardous materials. Substantially all of these materials are regulated in the United States as "solid wastes" under the Resource Conservation and Recovery Act of 1976 ("RCRA"). In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes." Accordingly, the Company is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes.
RCRA was amended in 1984 by the Hazardous and Solid Waste
Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed).

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

        Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of hazardous waste storage, disposal and treatment facilities, such as Safety-Kleen, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit. The Company has over 100 RCRA-permitted facilities. The Company does not intend to pursue RCRA permits for its remaining facilities because it will be limiting activities at these facilities to transfer operations.

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

        Materials collected by the Company's Fluid Recovery Service are primarily recycled for reuse or processed into waste-derived fuel to be burned in kilns used in the production of cement. The majority of such waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. Cement kilns are subject to regulations which govern the burning of hazardous wastes in boilers and industrial furnaces ("BIF regulations"). Facilities covered by the BIF regulations are required to submit periodic certifications of compliance. Every BIF facility that elects to continue to burn hazardous waste will also be required to obtain a RCRA operating permit. All of the kilns with which the Company has exclusive supply contracts have met their initial compliance certification requirements, and intend to continue to meet their periodic certification requirements in the future. These kilns are also in the process of obtaining their RCRA operating permits. None of the kilns utilized by the Company for disposition of the waste it collects are owned by the Company. The Company is assisting the kilns with which it has exclusive contracts in complying with such regulations.

        On April 19, 1996, the EPA published its proposed Hazardous Waste Combustor Rule. This proposed rule will set emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. As proposed, these standards would require cement kilns, which are major outlets for the Company's waste-derived fuels, to make capital improvements that would increase the cost of burning such fuels in cement kilns. However, due to the complexity of the proposed rule, the lengthy adoption process to which it is subject, and the likelihood that the rule will undergo changes prior to its adoption, the effect of the final rule is unknown.

        The EPA is also developing regulations which will establish management standards for cement kiln dust ("CKD"). The Company and the kilns to which it sends waste-derived fuel have developed programs for analyzing and characterizing CKD in anticipation of these new management standards; however, at this time it is not clear what impact these CKD regulations will have on the Company.

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

        The Clean Air Act required regulations which resulted in the reduction of volatile organic compound ("VOC") emissions in order to meet certain ozone attainment standards under the act. The Company has installed control technology to meet its obligations under the act. Additional emission reductions at the Company's recycle centers and branches could be required as the Company completes its air permitting program. In addition, the United States EPA has developed Maximum Achievable Control Technology ("MACT") standards under the Clean Air Act which impose additional restrictions on the emission of certain toxic air pollutants. These standards will impact certain of the Company's facilities and the cement kilns to which the Company sends its waste-derived fuels.

        In order to comply with these regulations, the Company has instituted a program to augment the air emission control equipment at its affected facilities and to obtain operating permits, where required. The Company is also working with the United States EPA and appropriate state and local agencies regarding the regulation of its parts cleaner and paint spray gun cleaner operations.

        The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, has amended its rule setting the allowable volatile organic compound ("VOC") content of materials used for remote reservoir repair and maintenance cleaning. The amended rule will, in effect, ban remote reservoir parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1999, except in certain applications. Substantially all of the Company's parts cleaners currently placed with SCAQMD customers utilize solvents containing VOCs in excess of fifty grams per liter. The Company offers aqueous parts cleaning systems which meet the 1999 SCAQMD requirements and is working with its SCAQMD customers to identify which customers will need to convert their solvent part cleaners to an alternative cleaning solvent or solution prior to January 1, 1999. In addition, the Company will continue to actively work with the SCAQMD to identify appropriate exemptions and develop alternatives to the 1999 VOC limits for materials used for remote reservoir parts cleaning. The Company expects other Clean Air Act nonattainment municipalities to consider adopting similar rules.

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

        COSTS OF INCREASING REGULATIONS AND HIGHER FEES AND TAXES. The Company continues to be subject to legislation and regulations adopted by federal, state and local authorities which may impose stricter operating and performance standards and increased taxes, assessments and fees upon emission sources and the generators, transporters and handlers of hazardous and nonhazardous waste. The Company may not be able to pass on the costs associated with such legislation and regulations to its customers through price increases.

        CAPITAL AND CERTAIN OTHER EXPENDITURES RELATED TO THE ENVIRONMENT. A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $6 million for the year 1997 and $21 million in the aggregate, for the years 1998 through 2001 in order to comply with RCRA, the Clean Air Act and other environmental laws and regulations currently in effect in conjunction with the Company's existing business.

        In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or, in certain cases, changes the use of a hazardous waste management unit, formal closure procedures must be followed. These closure procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial cleanup work at the site. In addition, at certain of the Company's other operating sites, remedial cleanup work is required as part of the RCRA Corrective Action Program or other state and federal programs. As shown in the Annual Report on the Company's Consolidated Balance Sheet at page 29 and more fully described in note 10 to the Consolidated Financial Statements on pages 40-41, the Company has accrued liabilities of $49.2 million as of December 28, 1996 for remedial cleanup work, superfund site liability, closure activities and certain other environmental expenses related to its operating and previously closed sites.

        ENFORCEMENT ACTIONS. The Company's goal is to fully comply with all environmental regulations and other governmental requirements. The Company has instituted several programs to enhance compliance, including suspending site operations if appropriate corrective actions are not taken to remedy potential defects. The Company conducts regular audits of its facilities to assess compliance with federal and state environmental and safety laws and regulations. Any potential deficiencies are identified and a corrective action plan is prepared and implemented to eliminate the potential defect. In 1996 the Company conducted over 480 such audits. The Company regularly conducts corporate training courses and seminars focused on environmental control and safety regulations, in addition to on-going weekly field training for its site employees.

        While the Company's goal is to fully comply with all environmental regulations, given the Company's extensive operations, the technical aspects of the regulations and the varying interpretations of the requirements from jurisdiction to jurisdiction, the Company may face government enforcement proceedings and incur fines and penalties or expenses for remedial work from time to time. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies. In 1991, throughout its United States facilities, 201 regulatory proceedings were brought by state or federal authorities against the Company. The number of regulatory proceedings brought against the Company has declined each year since then: There were 142 proceedings brought in 1992, 136 in 1993, 130 in 1994, 90 in 1995 and 83 in 1996. Administrative actions are counted in the year notice of the violation is received by the Company, regardless of when the inspection giving rise to the action was conducted. Some of the proceedings brought in 1996 resulted from inspections performed in previous years. Of these administrative actions in 1996, the majority of the alleged deficiencies related to incomplete or incorrect manifests and other shipping documents and alleged defects in site operating records, training record keeping and other paperwork. The Company processed approximately one million manifests and completed several million individual drum labels in 1996. Throughout its facility network, the Company maintains over 200 sets of operating records and logs in which millions of individual entries are made annually. A clerical error on a manifest, drum label or site paperwork can result in a violation notice.

        From time to time, the Company becomes subject to proceedings in which governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Two such proceedings were pending against the Company at December 28, 1996. Two such cases were settled during the first three quarters of 1996 and were previously disclosed in the Company's quarterly reports on Form 10-Q. No such cases were settled during the fourth quarter of 1996.

        The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon. The Company paid in the aggregate approximately $400,000 in 1996 for environmental fines and penalties.

        POTENTIAL ENVIRONMENTAL LIABILITIES. Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability on cases now pending (including enforcement actions of the type described above and CERCLA or state superfund cases) will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be large, and it is always possible that the Company's actual liability in any particular case or claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's results of operations for that period.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND INDUSTRY SEGMENTS

        The Company operates primarily in one business segment--providing businesses with environmentally safe and convenient solutions for managing fluid waste and other recoverable resources. For a discussion of financial information relating to foreign and domestic operations and industry segments refer to Note 4 to the Consolidated Financial Statements appearing on page 33 of the Annual Report.


EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company are:

              NAME           AGE                       POSITION
-------------------------    ---    ----------------------------------
Donald W. Brinckman          66       Chairman of the Board

John G. Johnson Jr.          56       President, Chief Executive Officer and
                                      Director

Hyman K. Bielsky             42       Senior Vice President, General Counsel and
                                      Managing Director, European Operations

Roy D. Bullinger             48       Senior Vice President Business Management
                                      and Marketing

Robert J. Burian             59       Senior Vice President Human Resources

Michael H. Carney            49       Senior Vice President Marketing Services
                                      and Customer Care

Joseph Chalhoub              51       Senior Vice President Operations, Oil
                                      Recovery and Envirosystems

David A. Dattilo             56       Senior Vice President Sales and Service

Scott E. Fore                42       Senior Vice President Environment, Health
                                      and Safety

F. Henry Habicht II          43       Senior Vice President Corporate
                                      Development and Environment

Robert W. Willmschen Jr.     49       Senior Vice President Finance, Secretary
                                      and Chief Financial Officer

Lawrence G. Davenport        54       Vice President Information Systems and
                                      Chief Information Officer

Clark J. Rose                59       Vice President Manufacturing and Technical
                                      Services

Laurence M. Rudnick          51       Treasurer

Clifford J. Schulz           45       Controller and Chief Accounting Officer

        Mr. Brinckman relinquished his post as Chief Executive Officer of the Company as of December 31, 1994, a position he held since 1968. He served as President of the Company from 1968 to August, 1990, and December, 1991 to May, 1993. Mr. Brinckman was appointed Chairman of the Company's Board of Directors in August, 1990. Mr. Brinckman is also a director of Johnson Worldwide Associates, Inc., Racine, Wisconsin, Paychex, Inc., Rochester,
New York and Snap-On Incorporated, Kenosha, Wisconsin. Mr. Brinckman is Chairman of the Executive Committee and is a member of the Environmental Committee.

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

        Mr. Bielsky was elected Senior Vice President General Counsel in May, 1993. He has also served as the Company's Managing Director of its European operations since 1996. Mr. Bielsky served as Assistant General Counsel-Commercial since January, 1990, and as Associate Counsel since joining the Company in 1987.

        Mr. Bullinger was named Senior Vice President Business Management and Marketing in June 1994. He served as Vice President Sales--Central Division since 1985 and as a Regional Manager since joining the Company in 1975.

        Mr. Burian was appointed Senior Vice President Human Resources in
May, 1993. He served as Senior Vice President Administration since August,1990. Mr. Burian joined the Company in July, 1986, as Vice President Personnel.

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

ITEM 2.  PROPERTIES

        The Company owns 13 solvent recycling plants in the U.S., Canada, Puerto Rico, the United Kingdom and Germany. In total, these plants have an annual recycling capacity of 67 million gallons of parts cleaner solvents and 40 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 9.2 million gallons. In addition, the Company owns 2 fuel blending facilities, located on leased land, and has an exclusive supply arrangement for its waste-derived fuel with a third facility. These three facilities have combined storage capacity of approximately
2.2 million gallons.

        The Company owns 2 oil re-refining plants with a combined annual re-refining capacity of 135 million gallons. These plants are located in Breslau, Ontario and East Chicago, Indiana.

        The Company leases 5 distribution facilities and owns 3 distribution facilities in the U.S., United Kingdom and Germany, averaging approximately 45,000 square feet. The Company has 17 accumulation centers across the U.S. Of these, 14 are owned and 3 are leased. A typical accumulation center is approximately 8,000 square feet. These centers serve branches by collecting drums of waste from the Fluid Recovery Service, Dry Cleaner Service, Paint Refinishing Service and other services. As truck load quantities are collected, they are transported from the accumulation centers to the recycling plants.

        In North America and Europe, the Company's sales and service representatives operate out of 230 branch facilities. Of these, approximately 50% are leased and 50% are owned. A typical branch is approximately 8,000 square feet.

        The Company owns a 106,000 square foot plant in New Berlin, Wisconsin, where parts cleaner machines are assembled and buffing pads are manufactured.

        The Company owns a 285,000 square foot corporate headquarters building located in Elgin, Illinois and a 66,000 square foot Technical Center located in Elk Grove Village, Illinois.

        The Company operates approximately 2,700 van-type vehicles, 470 straight tanker-type service vehicles and 950 pieces of over-the-road equipment, most of which are owned by the Company. The Company also operates approximately 770 leased railroad tanker cars.


ITEM 3.  LEGAL PROCEEDINGS

        Reference is made to "Item 1. Business," subcaption "Regulation," for information concerning certain environmental matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth interim period of the fiscal year ended December 28, 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The "Market and Dividend Information" appearing on page 43 of the Annual Report is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

        The "Selected Financial Data" appearing on page 26 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 21-25 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The "Report of Independent Public Accountants", Consolidated Financial Statements and "Notes to Consolidated Financial Statements" appearing on pages 27-41 of the Annual Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K and under the headings "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "PROPOSAL 1: ELECTION OF DIRECTORS" in the Company's definitive proxy statement for the May 9, 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the heading "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the headings "EXECUTIVE COMPENSATION," "DIRECTORS' COMMITTEES, MEETINGS AND COMPENSATION" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        Item 14(a)1.  List of Financial Statements.

        The following consolidated financial statements of the Company included on pages 28-41 of the Annual Report to Shareholders for the year ended December 28, 1996 are incorporated herein by reference:

               Consolidated Balance Sheets as of December 28, 1996 and December 30, 1995.

               Consolidated Statements of Operations for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

               Consolidated Statements of Cash Flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

               Consolidated Statements of Shareholders' Equity for the years ended December 28, 1996, December 30, 1995, and December 31, 1994.

               Notes to Consolidated Financial Statements.

        Item 14(a)2.  Financial Statement Schedule.

        The following Consolidated Financial Statement Schedule of Safety-Kleen Corp. and Subsidiaries is included in response to Item 14(d):

                                                              PAGE NO.
                                                              --------
               Schedule II Allowance for Doubtful Accounts...... 24

               Schedules other than the schedule listed above are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.


        Item 14(a)3.  List of Exhibits.

 NUMBER                              DESCRIPTION
----------  -------------------------------------------------------------------

  3.1       Articles of Incorporation of the Registrant.  (4)

  3.2       By-Laws of the Registrant.  (7)

  4.1       Form of Rights Agreement, dated November 9, 1988, between Safety-Kleen
            Corp. and the First National Bank of Chicago.  (1)

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

  10.3.1    Current Schedule of Participants to Safety-Kleen Corp. Severance Agreement.(9)*

  10.4      Safety-Kleen Corp. 1993 Stock Option Plan.  (5)*

  10.5      Safety-Kleen Corp. Excess Benefit Plan.  (5)*

  10.6      Safety-Kleen 1996 Management Incentive Plan.(9)*

  10.7      Safety-Kleen 1997 Management Incentive Plan*


  10.8      Amended and Restated Credit Agreement dated March 25, 1994, among the
            Chase Manhattan Bank, N.A., the Northern Trust Company, the NBD Bank,
            N.A.  and the First National Bank of Chicago.  (8)

  10.9      Letter Agreement dated March 29, 1995 amending the Amended and
            Restated Credit Agreement dated March 25, 1994, among the
            Chase Manhattan Bank, N.A., the Northern Trust Company, the
            NBD Bank, N.A. and the First National Bank of Chicago.(9)

  13        Annual Report to Shareholders for the year ended December 28, 1996.

  21        Subsidiaries of the Registrant.  (3)

  23        Consent of Experts.

  27        Financial Data Schedule.  (EDGAR Filing Only)

  99.1      Press Release issued February 10, 1997 regarding 1996 results of operations.

-----------------------------


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

  (9) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

     *Indicates each management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      (Copies of these exhibits can be obtained from the Company for its reasonable out-of-pocket expense for furnishing such copies.)


        Item 14(b).  Reports on Form 8-K.

     The Company did not file any Reports on Form 8-K during the fiscal year ended December 28, 1996. On March 11, 1997, the Company issued a press release reporting that it anticipated net earnings for the first quarter, ending March 27, 1997, will be approximately $0.20 per share. The press release was filed on Form 8-K on March 12, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SAFETY-KLEEN CORP.

Date:  March 27, 1997        By:  /s/ ROBERT W. WILLMSCHEN JR.
       --------------             -----------------------------
                                  SENIOR VICE PRESIDENT FINANCE
                                  AND SECRETARY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


            SIGNATURE                                TITLE                         DATE
-----------------------------------------------------------------------------------------------


      /S/ DONALD W. BRINCKMAN
        Donald W. Brinckman         Chairman of the Board                      March 27, 1997

       /S/ JOHN G. JOHNSON, JR.
        John G. Johnson, Jr.        President, Chief Executive
                                    Officer and Director                       March 27, 1997

    /S/ ROBERT W. WILLMSCHEN, JR.
     Robert W. Willmschen, Jr.      Senior Vice President Finance,
                                    Chief Financial Officer                    March 27, 1997

       /S/ CLIFFORD J. SCHULZ
         Clifford J. Schulz         Controller, Chief Accounting Officer       March 27, 1997

         /S/ RICHARD T. FARMER
         Richard T. Farmer          Director                                   March 27, 1997

         /S/ RUSSELL A. GWILLIM
         Russell A. Gwillim         Director                                   March 27, 1997

          /S/ EDGAR D. JANNOTTA
         Edgar D. Jannotta          Director                                   March 27, 1997

             /S/ KARL G. OTZEN
           Karl G. Otzen            Director                                   March 27, 1997

           /S/ PAUL D. SCHRAGE
          Paul D. Schrage           Director                                   March 27, 1997

         /S/ MARCIA E. WILLIAMS
         Marcia E. Williams         Director                                   March 27, 1997

           /S/ W. GORDON WOOD
           W. Gordon Wood           Director                                   March 27, 1997


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Safety-Kleen Corp.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Safety-Kleen Corp. annual report to shareholders incorporated by reference into this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                /S/   ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 1997

                                                                    SCHEDULE II

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 28, 1996




                                                                  FISCAL YEAR ENDED
                                            DECEMBER 28, 1996     DECEMBER 30, 1995       DECEMBER 31, 1994
                                                              (EXPRESSED IN THOUSANDS)
Balance at beginning of year                   $ 7,969                 $ 8,868                 $ 8,432
Provision charged to operating expenses          4,556                   4,225                   5,067
Write-offs net of recoveries                    (4,109)                 (5,124)                 (4,631)
                                               -------                 -------                 -------
Balance at end of year                         $ 8,416                 $ 7,969                 $ 8,868
                                               =======                 =======                 =======