Form 10-Q
period 1997-03-22
SAFETY KLEEN CORP
filed 1997-05-05
CIK 86135

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twelve weeks ended March 22, 1997.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.


                             Commission File #1-8513


                               SAFETY-KLEEN CORP.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                  39-6090019
 -------------------------------            -------------------------------
 (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification No.)


                  One Brinckman Way, Elgin, Illinois 60123-7857
 ------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


Registrant's telephone number, including area code 847/697-8460


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Shares of common stock outstanding at March 22, 1997 were 58,269,924.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES

                          PART I. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 22, 1997 and December 28, 1996, results of operations for the twelve week periods ended March 22, 1997 and March 23, 1996 and cash flows for the twelve week periods ended March 22, 1997 and March 23, 1996. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1997.


                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (dollar amounts are in thousands except per share data)

                                      ASSETS

                                                            MARCH 22, 1997  DECEMBER 28, 1996
Current assets:
   Cash and cash equivalents .............................   $    18,625    $    10,648
   Trade accounts receivable, less
     allowances of $8,136 and $8,416,
     respectively ........................................       132,483        132,436
   Inventories ...........................................        51,365         49,971
   Deferred tax assets ...................................        13,943         11,973
   Prepaid expenses and other ............................        30,257         25,105
                                                             -----------    -----------
      Total current assets ...............................       246,673        230,133
                                                             -----------    -----------
Equipment at customers and
   components, at cost, less
   accumulated depreciation of
   $44,957 and $45,811, respectively .....................       123,769        124,491
Property, plant and equipment, at
   cost, less accumulated
   depreciation of $356,198 and
   $349,921, respectively ................................       514,634        522,336
Intangible assets, at cost, less
   accumulated amortization of
   $80,200 and $77,106, respectively .....................       137,238        137,209
Other assets .............................................        26,619         30,654
                                                             -----------    -----------
                                                             $ 1,048,933    $ 1,044,823
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short term debt .......................................   $    18,000    $      --
   Dividends payable .....................................         5,247           --
   Trade accounts payable ................................        68,073         69,684
   Accrued salaries, wages and
   employee benefits .....................................        22,728         25,510
   Other accrued expenses ................................        21,734         29,237
   Insurance reserves ....................................        13,261         13,621
   Accrued environmental liabilities .....................         8,904          8,941
   Income taxes payable ..................................        13,365         10,800
                                                             -----------    -----------
      Total current liabilities ..........................       171,312        157,793
                                                             -----------    -----------
Long-term debt ...........................................       268,341        276,954
                                                             -----------    -----------
Deferred tax liabilities .................................        51,062         49,849
                                                             -----------    -----------
Accrued environmental liabilities ........................        38,541         40,260
                                                             -----------    -----------
Other liabilities ........................................        39,630         39,677
                                                             -----------    -----------

Shareholders' equity:
   Preferred stock ($.10 par value; ......................          --             --
      authorized 1,000,000 shares,
      none issued)
   Common stock ($.10 par value;
     authorized 300,000,000 shares;
     issued and outstanding 58,269,924
     and 58,246,939 shares, respectively) ................         5,827          5,825
   Additional paid-in capital ............................       193,115        192,755
   Retained earnings .....................................       302,817        296,225
   Cumulative translation adjustments ....................       (21,712)       (14,515)
                                                             -----------    -----------
                                                                 480,047        480,290
                                                             -----------    -----------
                                                             $ 1,048,933    $ 1,044,823
                                                             ===========    ===========


  The accompanying notes are an integral part of these financial statements.


                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (dollar amounts are in thousands except per share data)


                                                                      Twelve Weeks Ended
                                                                      ------------------
                                                                      Mar. 22, 1997  Mar. 23, 1996
                                                                      -------------  -------------

Revenue .............................................................   $ 220,230    $ 201,723
                                                                        ---------    ---------

Costs and expenses:
   Operating costs and expenses .....................................     164,084      145,823
   Selling and administrative expenses ..............................      32,575       29,728
   Interest income ..................................................        (227)        (180)
   Interest expense .................................................       4,361        4,264
                                                                        ---------    ---------
                                                                          200,793      179,635
                                                                        ---------    ---------


Earnings before income taxes ........................................      19,437       22,088

Income taxes ........................................................       7,599        9,011
                                                                        ---------    ---------

Net earnings ........................................................   $  11,838    $  13,077
                                                                        =========    =========


Earnings per common and common equivalent
  share: ............................................................   $    0.20    $    0.23
                                                                        =========    =========


Average number of common and common
  equivalent shares outstanding .....................................      58,420       57,903
                                                                        =========    =========

Cash dividends per common share .....................................   $    0.09    $    0.09
                                                                        =========    =========

  The accompanying notes are an integral part of these financial statements.


                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar amounts are in thousands)


                                                                       Twelve Weeks Ended
                                                                     Mar. 22,     Mar. 23,
                                                                      1997         1996
                                                                   ------------  ---------

Net cash provided by operating activities ........................   $ 18,640    $ 23,548
                                                                     --------    --------

Cash flows used in investing activities:
   Equipment at customers and component additions.................     (4,857)     (4,287)
   Property, plant and equipment additions .......................     (6,992)     (7,049)
   Business acquisitions and other ...............................     (8,399)     (4,841)
                                                                     --------    --------
    Net cash used in investing activities ........................    (20,248)    (16,177)
                                                                     --------    --------

Cash flows from (used in) financing activities:
   Net borrowings (payments) .....................................      9,387         (13)
   Other .........................................................        362        --
                                                                     --------    --------
        Net cash from (used in) financing activities..............      9,749         (13)
                                                                     --------    --------

Effect of exchange rate changes on cash ..........................       (164)        (44)
                                                                     --------    --------

Net increase in cash and cash equivalents ........................      7,977       7,314
Cash and cash equivalents at beginning of year ...................     10,648      22,238
                                                                     --------    --------
Cash and cash equivalents at end of the reporting period .........   $ 18,625    $ 29,552
                                                                     ========    ========


Supplemental disclosures of cash paid during the reporting period:

   Interest (net of amount capitalized) ..........................   $  7,298    $  6,748
                                                                     ========    ========

   Income taxes paid (net of refunds received.....................   $    774    $  1,144
                                                                     ========    ========

  The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    INVENTORIES

      The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at March 22, 1997 and December 28, 1996 were $5.2 and $4.8 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $0.2 million higher and $0.3 million higher at March 22, 1997 and December 28, 1996, respectively.


2.    INTERIM REPORTING PERIODS

      The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen weeks for the fourth reporting period.

             Private Securities Litigation Reform Act Disclosure

      This report contains various forward-looking statements, including financial, operating and other projections. There are many factors that could cause actual results to differ materially, such as: adoption of new environmental laws and regulations and changes in the way such laws and regulations are interpreted and enforced; general business conditions, such as the level of competition, changes in demand for the Company's services and the strength of the economy in general; and prices for petroleum based products. These and other factors are discussed in this report, the Company's Annual Report on Form 10-K and other documents the Company has filed with the Securities and Exchange Commission.








  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


FINANCIAL CONDITION

      The Company's working capital increased from $72.3 million at December 28, 1996 to $75.4 million at March 22, 1997. Year-to-date capital spending for equipment at customers and property, plant and equipment additions totaled $11.8 million. These expenditures were mainly financed by internally generated cash and additional borrowings. The Company's total debt, including both long-term and short-term debt, at March 22, 1997 increased by $9.4 million from 1996 fiscal year-end.

      The Company's total debt to total capital ratio was 37.4% at March 22, 1997 and 36.6% at December 28, 1996. The Company expects its total debt to total capital ratio to decline from its current level slightly during the balance of 1997.

                              RESULTS OF OPERATIONS

                 COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                        MARCH 22, 1997 AND MARCH 23, 1996

REVENUE

      Revenue for the twelve weeks ended March 22, 1997 was $220 million, up $19 million, or 9%, from the comparable period last year.

      Revenue derived from the Company's North American and European operations during the twelve weeks ended March 22, 1997 and March 23, 1996 was as follows:


                                    THOUSANDS OF DOLLARS
                                                                                                 Percentage
                                                                                                 Increase
                                                              MARCH 22, 1997   MARCH 23,1996    (Decrease)
North America

  Industrial Services .......................................   $ 65,386         $ 59,211          10%

  Automotive/Retail Repair Services .........................     59,317           54,609           9%

  Oil Recovery Services .....................................     32,858           30,399           8%

  Other Services ............................................     37,249           33,034          13%
                                                                --------          -------

Total North America .........................................    194,810          177,253          10%

Europe ......................................................     25,420           24,470           4%
                                                                --------         --------

Consolidated ................................................   $220,230         $201,723           9%
                                                                ========         ========


      NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period includes $34.4 million from the Fluid Recovery Service, which represents a 13% increase over the comparable period of 1996. This increase of $3.9 million is primarily due to increased revenue from new and expanded service offerings.

      The North American Industrial Parts Cleaner Service accounts for the remaining $31.0 million of revenue, which represents an increase of $2.3 million, or 8%, from the comparable period of 1996. The 8% revenue increase consisted of a 6% increase due to price and a 2% increase due to volume.

      NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The Vacuum Services business introduced during the second half of 1996 increased revenue by $2.8 million. Automotive Parts Cleaning had a volume decline of approximately 5% which was offset by a 5% increase due to price. The remaining $1.9 million increase in revenue is largely due to increased sorbent sales and other new and expanded service offerings.

      NORTH AMERICAN OIL RECOVERY SERVICES. Revenue increased approximately $2.5 million, or 8%, due mainly to increased fuel oil sales as a result of the ISC acquisition completed during the second interim period of 1996. A drop of 13 cents per gallon in the average price of base lube oil from the comparable period of 1996 resulted in a revenue decline of approximately $1.5 million. This decline in revenue was offset by an increase of $0.6 million in revenue from a higher volume of blended lube oil sold and a $1.0 million increase in revenue generated from the automotive used oil collection business. Approximately two-thirds of the increase in the automotive used oil collection business can be attributed to higher collection fees and the balance to volume and product mix.

      NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period increased $4.2 million, or 13%, from the comparable period of 1996. Imaging Services accounted for $1.7 million of the increase and is attributed mainly to increased volume. The Company's North American Envirosystems business also increased by approximately $1.8 million, or 15%, as a result of higher volume. The remaining increase is mainly attributable to improved pricing in the Company's paint refinishing business.

      EUROPE. European revenues of $25.4 million were up $0.9 million, or 4%, from the comparable period of 1996. The impact of foreign currency exchange rates reduced European revenue in the current period by approximately $1.0 million, or 4% from 1996. All businesses except the Envirosystems business in Germany showed increases in local currency revenue.

OPERATING COSTS AND EXPENSES

      Operating costs and expenses as a percentage of revenue were 74.5% in the current reporting period, compared to 72.3% for the first interim period of 1996. Approximately half of the increase in the operating cost percentage is attributable to lower gross margins earned in the Oil Recovery Services market due mainly to the lower base lube oil selling prices. The remaining increase in the operating cost percentage reflects lower margins earned on the newer businesses, such as Vacuum Services, due to the costs associated with the rollout of these businesses. Higher costs associated with the hiring and training of 50 new branch imaging sales specialists since the first interim period of 1996 has also increased operating expenses in 1997.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses increased from 14.7% of revenue in 1996 to 14.8% of revenue in 1997. Higher employee related costs due mainly to the costs associated with acquisitions and new business development is the major factor causing the increase.

INTEREST EXPENSE

      Interest expense increased $0.1 million to $4.4 million during the current reporting period due primarily to increased borrowings.

INCOME TAXES

      The Company's effective income tax rate was 39.1% for the twelve weeks ended March 22, 1997 and 40.8% for the comparable period of 1996. The drop in the effective tax rate is due to lower non-deductible expenses in 1997 and the timing of certain additional tax benefits received in 1997 that were not received during the comparable period of 1996.

ACCOUNTING CHANGES

      The Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128 on Earnings per Share and SFAS No. 129 on Capital Structure for both interim and annual periods ending after December 15, 1997. Earlier adoption is prohibited. The expected impact of the adoption of these standards will not be material.

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

      In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Two such proceedings against the Company were pending or known to be contemplated by governmental authorities at March 22, 1997.

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

      On April 19, 1996, the U.S. Environmental Protection Agency ("EPA") published its proposed Hazardous Waste Combustor Rule. This proposed rule will set emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. As proposed, these standards would require cement kilns, who are major outlets for the Company's waste-derived fuels, to make capital improvements which would increase the cost of burning such fuels in cement kilns. However, due to the complexity of the proposed rule, the lengthy adoption process to which it is subject, and the likelihood that the rule will undergo changes prior to its adoption, the effect of the final rule is unknown.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            EX-27     Financial Data Schedule (EDGAR filing only).

            EX-99 Press release issued April 11, 1997 regarding the Company's results of operations during the twelve weeks ended March 22, 1997.

(b)   Reports on Form 8-K

            On March 11, 1997, the Company issued a press release reporting that it anticipated net earnings for the first quarter, ended March 22, 1997, would be approximately $0.20 per share. The press release was filed on Form 8-K on March 12, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May, 1997.


                                    SAFETY-KLEEN CORP.


                                    /s/ CLIFFORD J. SCHULZ
                                    -----------------------
                                    Clifford J. Schulz
                                    Controller-Chief Accounting Officer