Form 10-Q
period 1997-06-14
SAFETY KLEEN CORP
filed 1997-07-29
CIK 86135

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twelve and twenty-four weeks ended June 14, 1997.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
     ___________.


                             Commission File #1-8513


                               SAFETY-KLEEN CORP.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-6090019
 -------------------------------            ------------------------------------
 (State or other jurisdiction                (I.R.S. Employer Identification
     of incorporation or                                  No.)
        organization)


                One Brinckman Way, Elgin, Illinois 60123-7857
------------------------------------------------------------------------------
            (Address of principal executive offices and zip code)


Registrant's telephone number, including area code 847/697-8460


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Shares of common stock outstanding at June 14, 1997 were 58,273,410.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES

                          PART I. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 14, 1997 and December 28, 1996, results of operations for the twelve and twenty-four week periods ended June 14, 1997 and June 15, 1996 and cash flows for the twenty-four week periods ended June 14, 1997 and June 15, 1996. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1997.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (dollar amounts are in thousands except per share data)

                                         ASSETS
                                                           JUNE 14, 1997   DECEMBER 28, 1996
Current assets:
   Cash and cash equivalents .............................   $   14,811   $   10,648
   Trade accounts receivable, less
   allowances of $7,922 and $8,416, respectively..........      135,697      132,436
   Inventories ...........................................       50,645       49,971
   Deferred tax assets ...................................       12,944       11,973
   Prepaid expenses and other ............................       26,242       25,105
                                                             ----------   ----------
      Total current assets ...............................      240,339      230,133

Equipment at customers and components, at cost, less
   accumulated depreciation of
   $45,072 and $45,811, respectively .....................      124,529      124,491

Property, plant and equipment, at cost, less accumulated
   depreciation of $365,472 and $349,921, respectively....      510,338      522,336

Intangible assets, at cost, less
   accumulated amortization of ...........................      137,844      137,209
   $84,342 and $77,106, respectively

Other assets .............................................       31,038       30,654
                                                             ----------   ----------
                                                             $1,044,088   $1,044,823
                                                             ==========   ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Dividends payable ....................................    $   5,247    $       --
   Trade accounts payable ...............................       70,090        69,684
   Accrued salaries, wages and
     employee benefits ..................................        24,560       25,510
   Other accrued expenses ...............................        25,361       29,237
   Insurance reserves ...................................        13,619       13,621
   Accrued environmental liabilities ....................         8,916        8,941
   Income taxes payable .................................        14,367       10,800
                                                            -----------  -----------
      Total current liabilities .........................       162,160      157,793
                                                            -----------  -----------
Long-term debt ..........................................       261,759      276,954
                                                            -----------  -----------
Deferred tax liability ..................................        56,226       49,849
                                                            -----------  -----------
Accrued environmental liabilities .......................        36,984       40,260
                                                            -----------  -----------
Other liabilities .......................................        39,787       39,677
                                                            -----------  -----------

Shareholders' equity:
   Preferred stock ($.10 par value; .....................          --             --
      authorized 1,000,000 shares,
      none issued)
   Common stock ($.10 par value;
   authorized 300,000,000 shares;
   issued and outstanding 58,273,410
   and 58,246,939 shares, respectively)..................        5,827         5,825
   Additional paid-in capital ...........................       193,129      192,755
   Retained earnings ....................................       310,878      296,225
   Cumulative translation adjustments ...................       (22,662)     (14,515)
                                                            -----------  -----------
                                                                487,172      480,290
                                                            -----------  -----------
                                                            $ 1,044,088  $ 1,044,823
                                                            ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (dollar amounts are in thousands except per share data)
                                Twelve Weeks Ended      Twenty-four Weeks Ended
                              -----------------------   -----------------------
                              June 14,     June 15,     June 14,     June 15,
                                1997         1996         1997         1996
                              ----------   ----------   ----------   ----------

Revenue ....................   $ 229,928    $ 211,355    $ 450,158    $ 413,078
                               ---------    ---------    ---------    ---------

Costs and expenses:
   Operating costs and
   expenses ................     171,707      154,788      335,791      300,611
   Selling and administrative
   expenses ................      32,730       30,099       65,305       59,827
   Interest income .........        (303)        (252)        (530)        (432)
   Interest expense ........       4,294        4,446        8,655        8,710
                               ---------    ---------    ---------    ---------
                                 208,428      189,081      409,221      368,716
                               ---------    ---------    ---------    ---------


Earnings before income taxes      21,500       22,274       40,937       44,362

Income taxes ...............       8,159        8,670       15,758       17,681
                               ---------    ---------    ---------    ---------

Net earnings ...............   $  13,341    $  13,604    $  25,179    $  26,681
                               =========    =========    =========    =========


Earnings per common and
  common equivalent share:..   $    0.23    $    0.23    $    0.43    $    0.46
                               =========    =========    =========    =========


Average number of common and
  common equivalent shares
  outstanding...............      58,286       58,041       58,355       57,983
                               =========    =========    =========    =========

Cash dividends per common
  share.....................   $    0.09    $    0.09    $    0.18    $    0.18
                               =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.


                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar amounts are in thousands)

                                                 Twenty-four Weeks Ended
                                                 June 14,       June 15,
                                                   1997           1996
                                                ------------ ------------

Net cash provided by operating activities .....   $ 63,817    $ 56,094
                                                  --------    --------

Cash flows used in investing activities:
   Equipment at customers and component
   additions...................................     (9,757)    (11,410)
   Property, plant and equipment additions ....    (13,515)    (15,571)
   Business acquisitions and other ............    (16,231)    (18,014)
                                                  --------    --------
     Net cash used in investing activities ....    (39,503)    (44,995)
                                                  --------    --------

Cash flows from (used in) financing activities:
   Net borrowings (payments) ..................    (15,056)      4,107
   Dividends ..................................     (5,278)     (5,210)
   Other ......................................        376        --
                                                  --------    --------
      Net cash provided from (used in)
        financing activities ..................    (19,958)     (1,103)
                                                  --------    --------


Effect of exchange rate changes on cash .......       (193)       (126)
                                                  --------    --------

Net increase (decrease) in cash and cash
  equivalent ..................................      4,163       9,870
Cash and cash equivalents at beginning of
  year ........................................     10,648      22,238
                                                  --------    --------
Cash and cash equivalents at end of the
  reporting period ............................   $ 14,811    $ 32,108
                                                  ========    ========


Supplemental disclosures of cash paid
  during the reporting period:

      Interest (net of amount capitalized).....     $9,247      $9,242
                                              ============   =========

      Income taxes paid (net of refunds
        received)..............................     $6,479      $6,179
                                              ============   =========

   The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    INVENTORIES

      The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at June 14, 1997 and December 28, 1996 were $5.1 and $4.8 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $0.2 million higher and $0.3 million higher at June 14, 1997 and December 28, 1996, respectively.


2.    ACQUISITIONS

      During the first twenty-four weeks of 1997, the Company completed 3 minor business acquisitions. These acquisitions were accounted for using the purchase method and, accordingly, their operating results have been included in the Company's Consolidated Statements of Earnings only since their date of acquisition. These acquisitions, either individually or in the aggregate, were not material.


3.    INTERIM REPORTING PERIODS

      The Company's interim reporting periods (quarters) are twelve weeks each for the first three reporting periods of the year, and seventeen and sixteen weeks for the fourth reporting period of 1997 and 1996, respectively.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION

      The Company's working capital increased from $72.3 million at December 28, 1996 to $78.2 million at June 14, 1997. Year-to-date capital spending for equipment at customers and property, plant and equipment additions excluding business acquisitions totaled $23.3 million. These expenditures were mainly financed by internally generated cash. The Company's total long-term debt decreased by $15.2 million during the first twenty-four weeks of 1997 to $261.8 million at June 14, 1997.

      The Company's long-term debt to total capital ratio was 35.0% at June 14, 1997 and 36.6% at December 28, 1996. The Company expects its long-term debt to total capital ratio to decline slightly during the balance of 1997.


ACCOUNTING CHANGES

      The Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128 on Earnings per Share and SFAS No. 129 on Capital Structure for both interim and annual periods ending after December 15, 1997. Earlier adoption is prohibited. The impact of the adoption of these standards will not be material.

                              RESULTS OF OPERATIONS

                   COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                         JUNE 14, 1997 AND JUNE 15, 1996

REVENUE

      Revenue for the twelve weeks ended June 14, 1997 was $230 million, up $19 million, or 9%, from the comparable period last year.

      Revenue derived from the Company's North American and European operations during the twelve weeks ended June 14, 1997 and June 15, 1996 was as follows:

                                    THOUSANDS OF DOLLARS
                                                                   Percentage
                                                                    Increase
                                     JUNE 14, 1997  JUNE 15, 1996  (DECREASE)

North America
  Industrial Services ...............    $ 70,483    $ 61,843          14%

  Automotive/Retail Repair Services..      60,559      54,498          11%

  Oil Recovery Services .............      35,656      36,074          (1%)

  Other Services ....................      38,208      34,978           9%
                                         --------    --------

Total North America .................     204,906     187,393           9%

Europe ..............................      25,022      23,962           4%
                                         --------    --------

Consolidated ........................    $229,928    $211,355           9%
                                         ========    ========

      NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period included $38.8 million from the Fluid Recovery Service, which represented an 18% increase over the comparable period of 1996. Approximately four percentage points of this revenue increase resulted from improved pricing, and the balance was attributable to volume.

      The North American Industrial Parts Cleaner Service accounted for the remaining $31.7 million of revenue, which represented an increase of $2.9 million, or 10%, from the comparable period of 1996. The 10% improvement in revenue consisted of a 5% increase due to price and a 5% increase in volume.

      NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES ("ARRS"). The Company's ARRS revenue increased by $6.1 million, or 11%, from the comparable period of 1996. The Vacuum Service, which was introduced during the second half of 1996, increased revenue by

$3.5 million. Automotive Parts Cleaner Service revenue increased $1.3 million, or 2%. This increase was attributable to an increase of approximately 5% due to price partially offset by a decline in volume of approximately 3%. The balance of the ARRS revenue increase was largely due to higher absorbent sales.

      NORTH AMERICAN OIL RECOVERY SERVICES. Revenue decreased approximately $0.4 million, or 1%, from the second quarter of 1996. A 17% decline in the average selling price of base lube oil reduced revenue by $2.2 million. This decline was partially offset by a $1.2 million increase in revenue from increased lube oil sales volume. The remaining $0.6 million increase in revenue was generated primarily by an increase in revenue from the automotive used oil collection business.

      NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period increased $3.2 million, or 9%, from the comparable period of 1996. Revenue from Imaging Services increased by approximately $0.9 million, or 19%, from the comparable period of 1996. The balance of the increased revenue was due to higher revenue from the Company's North American Envirosystems and Paint Refinishing businesses.

      EUROPE. European revenues of $25.0 million were up $1.1 million, or 4%, from the comparable period of 1996. The impact of foreign currency exchange rates reduced European revenue in the current period by approximately $0.6 million. Most major businesses showed increases in local currency revenue.

OPERATING COSTS AND EXPENSES

      Operating costs and expenses as a percentage of revenue was 74.7% in the current reporting period, compared to 73.2% for the second interim period of 1996. The increase was caused by lower lube oil pricing, as discussed above, and higher new business development expenses.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses remained constant at 14.2% of revenue in 1996 and 1997.

INTEREST EXPENSE

      Interest expense decreased $0.1 million to $4.3 million during the current reporting period due primarily to lower borrowings.

INCOME TAXES

      The Company's effective income tax rate was 37.9% for the twelve weeks ended June 14, 1997 and 38.9% for the comparable period of 1996. The decrease in the effective tax rate reflected lower non-deductible expenses in 1997 and the timing of certain tax benefits received in 1997 that were not received during the comparable period of 1996.

                              RESULTS OF OPERATIONS

               COMPARISON OF THE TWENTY-FOUR WEEK PERIODS ENDED
                         JUNE 14, 1997 AND JUNE 15, 1996

REVENUE

      Revenue for the twenty-four weeks ended June 14, 1997 was $450 million, up $37 million, or 9%, from the comparable period last year.

      Revenue derived from the Company's North American and European operations during the twenty-four weeks ended June 14, 1997 and June 15, 1996 was as follows:

                                             THOUSANDS OF DOLLARS
                                                                          Percentage
                                                                           Increase
                                         JUNE 14, 1997   JUNE 15, 1996    (DECREASE)

North America
  Industrial Services ...............       $135,869       $121,054            12%

  Automotive/Retail Repair Services..        119,876        109,107            10%


  Oil Recovery Services .............         68,514         66,473             3%

  Other Services ....................         75,457         68,012            11%
                                            --------       --------

Total North America .................        399,716        364,646            10%

Europe ..............................         50,442         48,432             4%
                                            --------       --------

Consolidated ........................       $450,158       $413,078             9%
                                            ========       ========


      NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the first twenty-four weeks of 1997 included $73.1 million from the Fluid Recovery Service, which represented a 15% increase over the comparable period of 1996. Approximately four percentage points of this revenue increase resulted from improved pricing, and the balance was attributable to volume.

      The North American Industrial Parts Cleaner Service accounted for the remaining $62.8 million of revenue, which represented an increase of $5.1 million, or 9%, from the comparable period of 1996. The 9% improvement in revenue consisted of a 5% increase due to price and a 4% increase in volume.

      NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The Company's ARRS revenue during the first twenty-four weeks of 1997 increased by $10.8 million, or 10%, from the comparable period of 1996. The Vacuum Service program, introduced during the second half of

1996, accounted for $6.3 million of the revenue increase. Automotive
Parts Cleaner Service revenue increased $2.2 million, or 2%, from the comparable period of 1996 reflecting an increase of 5% due to price partially offset by a 3% decline in volume. The balance of the ARRS revenue increase was largely due to higher absorbent sales.

      NORTH AMERICAN OIL RECOVERY SERVICES. Revenue increased approximately $2.0 million, or 3%, due mainly to increased fuel oil sales as a result of the ISC acquisition completed during the second quarter of 1996. A 15% drop in the average price of base lube oil from the comparable period of 1996 resulted in a revenue decline of approximately $3.8 million. This decline in revenue was primarily offset by an increase of $1.8 million in revenue from a higher volume of lube oil sold and higher revenue from the automotive used oil collection business.

      NORTH AMERICAN OTHER SERVICES. Revenue from Other Services increased $7.4 million, or 11%, from the comparable period of 1996. Revenue from the Imaging Services business increased by approximately $2.6 million, or 29%, during the first twenty-four weeks of 1997 from the comparable period of 1996. This revenue increase reflected higher branch service volume. The remaining $4.8 million increase in revenue from Other Services was primarily attributable to higher revenue from the Envirosystems and Paint Refinishing Services.

      EUROPE. European revenues for the first twenty-four weeks of 1997 were $50.4 million, up $2.0 million, or 4%, from the comparable period of 1996. Changes in foreign currency exchange rates reduced revenues by approximately $1.6 million in 1997 from 1996. Most major businesses showed increases in local currency revenue. These revenue increases were mainly attributable to higher volume.

OPERATING COSTS AND EXPENSES

      Operating costs and expenses as a percentage of revenue was 74.6% for the first twenty-four weeks of 1997, compared to 72.8% for the comparable period of 1996. The increase was caused by lower lube oil pricing, as discussed above, and higher new business development expenses.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses as a percent of revenue (14.5%) for the first twenty-four weeks of 1997 remained unchanged from the comparable period of 1996.

INTEREST EXPENSE

      Interest expense of $8.7 million for the first twenty-four weeks of 1997 was unchanged from the comparable period of 1996.

INCOME TAXES

      The Company's effective income tax rate was 38.5% for the twenty-four weeks ended June 14, 1997 and 39.9% for the comparable period of 1996. The lower tax rate is caused by lower non-deductible expenses and the timing of certain tax benefits received in 1997 that were not received in 1996.

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

      In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Three such proceedings against the Company were pending or known to be contemplated by governmental authorities at June 14, 1997.

      The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon.

      Based on its past experience and knowledge of pending cases, the Company believes it is unlikely that its actual liability for cases now pending will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written in a way in which the Company's potential liability can be large, and it is always possible that the Company's actual liability with respect to any particular environmental claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's earnings for that period.

      On April 19, 1996, the U.S. Environmental Protection Agency ("EPA") published its proposed Hazardous Waste Combuster Rule. This proposed rule will set emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. As proposed, these standards will require cement kilns, which are major outlets for the Company's waste-derived fuels, to make capital improvements which would increase the cost of burning such fuels in cement kilns. However, due to the complexity of the proposed rule, the lengthy adoption process to which it is subject, and the likelihood that the rule will undergo changes prior to its adoption, the effect of the final rule is unknown.

      The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, has amended its rule setting the allowable volatile organic compound ("VOC") content of materials used for remote reservoir repair and maintenance cleaning. The amended rule will, in effect, ban remote reservoir parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1999, except in certain applications. Substantially all of the Company's parts cleaners currently placed with SCAQMD customers utilize solvents containing VOCs in excess of fifty grams per liter. The Company offers aqueous parts cleaning systems which meet the 1999 SCAQMD requirements and is working with its SCAQMD customers to identify which customers will need to convert their solvent parts cleaners to an alternative cleaning solvent or solution prior to January 1, 1999. In addition, the Company will continue to actively work with the SCAQMD to identify appropriate exemptions and develop alternatives to the 1999 VOC limits for materials used for remote reservoir parts cleaning. Other Clean Air Act nonattainment municipalities are considering adopting similar rules.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Shareholders was held on May 9, 1997. At the meeting, the Company's shareholders (i) elected the three individuals who had been nominated to be members of the Board of Directors, (ii) approved an amendment to the Company's 1993 Stock Option Plan allowing certain compensation paid to senior executives to be fully tax deductible to the Company as "performance based" compensation under Section 162(m) of the Internal Revenue Code and (iii) approved the material terms of the Management Incentive Plan allowing certain compensation paid to senior executives to be fully tax deductible to the Company as "performance based" compensation under Section 162(m) of the Internal Revenue Code. The following table sets forth the voting results:

                          ------------------------------------------------------
                                                               Abstentions and
                              For       Against    Withheld    Broker Non-Votes
--------------------------------------------------------------------------------
Election of Directors
   R.T. Farmer            46,392,302          -     385,640               -
   J.G. Johnson, Jr.      46,379,091          -     398,851               -
   P.D. Schrage           46,392,329          -     385,613               -
--------------------------------------------------------------------------------
Approval of 1993 Stock
   Option Plan Amendment  44,114,696  2,293,957           -         369,289
--------------------------------------------------------------------------------
Approval of Material
   Terms of Management
   Incentive Plan         44,101,682  2,447,254           -         229,006
--------------------------------------------------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

          NUMBER                    DESCRIPTION

           4.1 Rights Agreement, dated November 9, 1988, between Safety-Kleen Corp. and the First National Bank of Chicago.(1)

           4.1.1  First Amendment to Rights Agreement dated as of August
                  10, 1990 between Safety-Kleen Corp. and the First National Bank of Chicago.(2)

           10     Safety-Kleen Corp. 1993 Stock Option Plan.

           27     Financial Data Schedule (EDGAR filing only).

           99 Press release issued July 8, 1997 regarding the Company's results of operations during the twelve weeks ended June 14, 1997.

(b)   Reports on Form 8-K

            None.


------------------------
(1) Previously filed and incorporated herein by reference from the Registrant's Registration Statement on Form 8-A dated December 28, 1988.

(2) Previously filed and incorporated herein by reference from the Registrant's Registration Statement on Form 8-A dated August 24, 1990.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of July, 1997.


                                    SAFETY-KLEEN CORP.


                                    /S/ ANDREW A. CAMPBELL
                                    Andrew A. Campbell
                                    Sr. Vice President Finance - Chief
                                    Financial Officer


                                    /S/ CLIFFORD J. SCHULZ
                                    Clifford J. Schulz
                                    Controller-Chief Accounting Officer