Form 10-Q
period 1997-09-06
SAFETY KLEEN CORP
filed 1997-10-21
CIK 86135

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twelve and thirty-six weeks ended September 6, 1997.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
     __________.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Shares of common stock outstanding at September 6, 1997 were 58,400,729.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES

                          PART I. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 6, 1997 and December 28, 1996, results of operations for the twelve and thirty-six week periods ended September 6, 1997 and September 7, 1996 and cash flows for the thirty-six week periods ended September 6, 1997 and September 7, 1996. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1997.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (dollar amounts are in thousands except per share data)

                                     ASSETS
                                          SEPT. 6, 1997   DECEMBER 28, 1996
Current assets:
   Cash and cash equivalents ............   $   13,273   $   10,648
   Trade accounts receivable, less
   allowances of $8,056 and $8,416,
   respectively .........................      141,597      132,436
   Inventories ..........................       48,853       49,971
   Deferred tax assets ..................       11,957       11,973
   Prepaid expenses and other ...........       24,701       25,105
                                            ----------   ----------
     Total current assets ...............      240,381      230,133
                                            ----------   ----------
Equipment at customers and
   components, at cost, less
   accumulated depreciation of
   $44,991 and $45,811, respectively ....      124,127      124,491

Property, plant and equipment, at
   cost, less accumulated
   depreciation of $372,838 and
   $349,921, respectively ...............      505,434      522,336

Intangible assets, at cost, less
   accumulated amortization of
   $88,531 and $77,106, respectively ....      136,479      137,209

Other assets ............................       30,771       30,654
                                            ----------   ----------
                                            $1,037,192   $1,044,823
                                            ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Dividends payable ....................  $     5,259    $       -
   Trade accounts payable ...............       63,563       69,684
   Accrued salaries, wages and
   employee benefits ....................       27,054       25,510
   Other accrued expenses ...............       30,395       29,237
   Insurance reserves ...................       14,341       13,621
   Accrued environmental liabilities ....        8,854        8,941
   Income taxes payable .................       16,120       10,800
                                           -----------  -----------
      Total current liabilities .........      165,586      157,793
                                           -----------  -----------
Long-term debt ..........................      246,080      276,954
                                           -----------  -----------
Deferred tax liability ..................       57,361       49,849
                                           -----------  -----------
Accrued environmental liabilities .......       34,838       40,260
                                           -----------  -----------
Other liabilities .......................       37,609       39,677
                                           -----------  -----------

Shareholders' equity:
   Preferred stock ($.10 par value;
      authorized 1,000,000 shares,
      none issued) ......................            -            -
   Common stock ($.10 par value;
   authorized 300,000,000 shares;
   issued and outstanding 58,400,729
   and 58,246,939 shares, respectively)..        5,839        5,825
   Additional paid-in capital ...........      194,977      192,755
   Retained earnings ....................      320,719      296,225
   Cumulative translation adjustments ...      (25,817)     (14,515)
                                           -----------  -----------
                                               495,718      480,290
                                           -----------  -----------
                                           $ 1,037,192  $ 1,044,823
                                           ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (dollar amounts are in thousands except per share data)

                                Twelve Weeks Ended      Thirty-six Weeks Ended
                              -----------------------   -----------------------
                               Sept. 6,     Sept. 7,     Sept. 6,     Sept. 7,
                                 1997         1996         1997         1996
                              ----------   ----------   ----------   ----------
Revenue ...................... $ 230,014    $ 213,098    $ 680,172    $ 626,176
                               ---------    ---------    ---------    ---------

Costs and expenses:
   Operating costs
   expenses ..................   171,352      155,274      507,143      455,885
   Selling and
   administrative expenses ...    31,274       30,456       96,579       90,283
   Interest income ...........      (299)        (208)        (829)        (640)
   Interest expense ..........     3,707        4,388       12,362       13,098
                               ---------    ---------    ---------    ---------
                                 206,034      189,910      615,255      558,626
                               ---------    ---------    ---------    ---------

Earnings before income taxes .    23,980       23,188       64,917       67,550


Income taxes .................     8,862        9,184       24,620       26,865
                               ---------    ---------    ---------    ---------

Net earnings ................. $  15,118    $  14,004    $  40,297    $  40,685
                               =========    =========    =========    =========


Earnings per common and
  common equivalent share: ... $    0.26    $    0.24    $    0.69    $    0.70
                               =========    =========    =========    =========


Average number of common and
  common equivalent shares
  outstanding ................    58,665       58,330       58,490       58,078
                               =========    =========    =========    =========

Cash dividends per common
share ........................ $    0.09    $    0.09    $    0.27    $    0.27
                               =========    =========    =========    =========

  The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar amounts are in thousands)

                                                        Thirty-six Weeks Ended
                                                         Sept. 6,    Sept. 7,
                                                          1997         1996
                                                         --------    --------
Net cash provided by operating activities ............   $ 99,872    $ 70,984
                                                         --------    --------

Cash flows used in investing activities:
   Equipment at customers and component
   additions .........................................    (14,027)    (17,470)
   Property, plant and equipment additions ...........    (21,578)    (23,755)
   Business acquisitions and other ...................    (22,279)    (32,889)
                                                          --------    --------
    Net cash used in investing activities ............    (57,884)    (74,114)
                                                          --------    --------

Cash flows from (used in) financing activities:
   Net borrowings (payments) .........................    (30,874)      6,181
   Dividends .........................................    (10,544)    (10,446)
   Other .............................................      2,236       1,514
                                                         --------    --------
     Net cash provided from (used in)
       financing activities ..........................    (39,182)     (2,751)
                                                         --------    --------


Effect of exchange rate changes on cash ..............       (181)        (93)
                                                         --------    --------

Net increase (decrease) in cash and cash
  equivalents ........................................      2,625      (5,974)
Cash and cash equivalents at beginning of
year .................................................     10,648      22,238
                                                         --------    --------
Cash and cash equivalents at end of the
reporting period .....................................   $ 13,273    $ 16,264
                                                         ========    ========


Supplemental disclosures of cash paid during the reporting period:

  Interest (net of amount capitalized) ...............   $ 12,605    $ 11,719
                                                         ========    ========

  Income taxes paid (net of refunds received) ........   $ 11,332    $ 13,513
                                                         ========    ========

  The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    INVENTORIES

      The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at September 6, 1997 and December 28, 1996 were $5.1 and $4.8 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $0.2 million higher and $0.3 million higher at September 6, 1997 and December 28, 1996, respectively.


2.   ACQUISITIONS

     During the first thirty-six weeks of 1997, the Company completed 3 minor business acquisitions. These acquisitions were accounted for using the purchase method and, accordingly, their operating results have been included in the Company's Consolidated Statements of Earnings only since their date of acquisition. These acquisitions either individually or in the aggregate were not material.


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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's working capital increased from $72.3 million at December 28, 1996 to $74.8 million at September 6, 1997. Year-to-date capital spending for equipment at customers and property, plant and equipment additions excluding business acquisitions totaled $35.6 million. These expenditures were mainly financed by internally generated cash. The Company's total long-term debt decreased by $30.9 million during the first thirty-six weeks of 1997 to $246.1 million at September 6, 1997.

     The Company's long-term debt to total capital ratio was 33.2% at September 6, 1997 and 36.6% at December 28, 1996. The Company expects its long-term debt to total capital ratio to remain steady during the balance of 1997.


ACCOUNTING CHANGES

     The Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128 on Earnings per Share and SFAS No. 129 on Capital Structure for both interim and annual periods ending after December 15, 1997. Earlier adoption is prohibited. The impact of the adoption of these standards will not be material.

                              RESULTS OF OPERATIONS

                   COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                     SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996

REVENUE

     Revenue for the twelve weeks ended September 6, 1997 was $230 million, up $17 million, or 8%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the twelve weeks ended September 6, 1997 and September 7, 1996 was as follows:

                                           THOUSANDS OF DOLLARS
                                                                      Percentage
                                         SEPTEMBER 6,  SEPTEMBER 7,    Increase
                                            1997          1996        (Decrease)
                                            ----          ----        ----------

North America
  Industrial Services ..................   $ 69,941     $ 62,807        11%

  Automotive/Retail Repair Services ....     61,958       56,200        10%

  Oil Recovery Services ................     37,622       36,015         4%

  Other Services .......................     36,300       34,583         5%
                                           --------      -------

Total North America ....................    205,821      189,605         9%

Europe .................................     24,193       23,493         3%
                                           --------      -------

Consolidated ...........................   $230,014     $213,098         8%
                                           ========     ========


     NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period included $38.0 million from the Fluid Recovery Service, which represented a $4.8 million, or 14%, increase over the comparable period of 1996. Of this increase, approximately 12 percentage points resulted from the expansion of the Company's new lab-pack and pass-by waste programs in 1997, and the remaining 2 percentage points were primarily due to improved pricing.

     The North American Industrial Parts Cleaner Service accounted for the remaining $31.9 million of revenue, which represented an increase of $2.3 million, or 8%, from the comparable period of 1996. The 8% improvement in revenue consisted of a 5% increase due to price and a 3% increase in volume.

      NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES ("ARRS"). The Company's ARRS revenue increased by $5.8 million, or 10%, from the comparable period of 1996. The Vacuum Service, which was introduced during the second half of 1996, increased revenue by $4.2 million. Automotive Parts Cleaner Service revenue increased $0.9 million, or 2%. This improvement in revenue reflected a 4% increase due to price partially offset by a decline in volume of approximately 2%. The balance of the ARRS revenue increase was largely due to higher absorbent sales.

      NORTH AMERICAN OIL RECOVERY SERVICES. Revenue increased approximately $1.6 million, or 4%, from the third quarter of 1996. Had base oil pricing remained consistent with year ago levels, revenues would have been approximately $1.9 million higher. This decline was more than offset by increased revenue from higher lube oil volume. Three percentage points of the overall revenue increase came from higher pricing in the automotive used oil collection business.

      NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period increased $1.7 million, or 5%, from the comparable period of 1996. Revenue from Imaging Services increased by approximately $0.5 million, or 10%, from the comparable period of 1996. The balance of the revenue improvement was due to higher revenue from the Company's North American Envirosystems and Paint Refinishing businesses.

      EUROPE. European revenues of $24.2 million were up $0.7 million, or 3%, from the comparable period of 1996. The impact of foreign currency exchange rates reduced European revenue in the current quarter by approximately $2.4 million. Most major businesses showed increases in local currency revenue.

OPERATING COSTS AND EXPENSES

      Operating costs and expenses as a percentage of revenue was 74.5% in the current reporting period, compared to 72.9% for the third quarter of 1996. The increase was caused by lower lube oil pricing, as discussed above, and the impact of new business development. Although the new businesses contributed $7.0 million in revenue growth from the third quarter of 1996, they continued to operate at essentially break-even on the gross margin line due to initial rollout expenses.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses decreased from 14.3% of revenue in 1996 to 13.6% of revenue in 1997 due to lower employee related expenses and improved revenue. Approximately $2.6 million of severance costs incurred in the quarter were offset by adjustments to reserves of a similar amount.

INTEREST EXPENSE

     Interest expense decreased $0.7 million to $3.7 million during the current reporting period due primarily to lower borrowings.

INCOME TAXES

     The Company's effective income tax rate was 37.0% for the twelve weeks ended September 6, 1997 and 39.6% for the comparable period of 1996. The decrease in the effective tax rate reflected lower non-deductible expenses in 1997 and the timing of certain tax benefits received in 1997 that were not received during the comparable period of 1996.

                              RESULTS OF OPERATIONS

                 COMPARISON OF THE THIRTY-SIX WEEK PERIODS ENDED
                     SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996

REVENUE

     Revenue for the thirty-six weeks ended September 6, 1997 was $680 million, up $54 million, or 9%, from the comparable period last year.

     Revenue derived from the Company's North American and European operations during the thirty-six weeks ended September 6, 1997 and September 7, 1996 was as follows:

                                          THOUSANDS OF DOLLARS
                                                                    Percentage
                                         SEPTEMBER 6,  SEPTEMBER 7,  Increase
                                            1997          1996      (Decrease)
                                            ----         ----       ----------

North America
  Industrial Services .................   $205,810     $183,861         12%

  Automotive/Retail Repair Services ...    181,834      165,307         10%

  Oil Recovery Services ...............    106,136      102,488          4%

  Other Services ......................    111,757      102,595          9%
                                          --------     --------

Total North America ...................    605,537      554,251          9%

Europe ................................     74,635       71,925          4%
                                          --------     --------

Consolidated ..........................   $680,172     $626,176          9%
                                          ========     ========


      NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the first thirty-six weeks of 1997 included $111.1 million from the Fluid Recovery Service, which represented a $14.5 million, or 15%, increase over the comparable period of 1996. Approximately 10 percentage points of this revenue increase resulted from the expansion of the Company's new lab-pack and pass-by waste service offerings. The balance of the revenue increase reflected a 4 percentage point improvement due to price and a one percentage point improvement due to volume.

      The North American Industrial Parts Cleaner Service accounted for the remaining $94.7 million of revenue, which represented an increase of $7.5 million, or 9%, from the comparable period of 1996. The 9% improvement in revenue consisted of a 5% increase due to price and a 4% increase in volume.

      NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The Company's ARRS revenue during the first thirty-six weeks of 1997 increased by $16.5 million, or 10%, from the comparable period of 1996. The Vacuum Service program, introduced during the second half of 1996, accounted for $10.6 million of the revenue increase. Automotive Parts Cleaner Service revenue increased $3.0 million, or 2%, from the comparable period of 1996, reflecting an increase of 5% due to price, which was partially offset by a 3% decline in volume. The balance of the ARRS revenue increase was largely due to higher absorbent sales.

      NORTH AMERICAN OIL RECOVERY SERVICES. Revenue increased approximately $3.6 million, or 4%, due mainly to improved revenue from the automotive used oil collection business, evenly split between pricing and volume. A
16% decline in the average price of base lube oil caused revenue to be $5.6 million lower than the comparable period of 1996. This decline in revenue was primarily offset by increased volumes of lube oil and fuel oil sales.

      NORTH AMERICAN OTHER SERVICES. Revenue from Other Services increased $9.2 million, or 9%, from the comparable period of 1996. Revenue from the Company's Envirosystems business increased by approximately $5.0 million due mainly to higher volume. Revenue from the Imaging Services business increased by approximately $3.1 million, or 22%, during the first thirty-six weeks of 1997 from the comparable period of 1996. This revenue increase reflected higher branch service volume. The remaining $1.1 million increase in revenue from Other Services was primarily attributable to higher revenue from Paint Refinishing Services.

      EUROPE. European revenues for the first thirty-six weeks of 1997 were $74.6 million, up $2.7 million, or 4%, from the comparable period of 1996. Changes in foreign currency exchange rates reduced revenues by approximately $4.0 million in 1997 from 1996. Most major businesses showed increases in local currency revenue. These revenue increases were mainly attributable to higher volume.

OPERATING COSTS AND EXPENSES

      Operating costs and expenses as a percentage of revenue was 74.6% for the first thirty-six weeks of 1997, compared to 72.8% for the comparable period of 1996. The increase was caused by lower lube oil pricing, as discussed above, and higher new business development expenses.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses as a percent of revenue decreased from 14.4% for the first thirty-six weeks of 1996 to 14.2% for the comparable period of 1997 due mainly to improved revenue and lower employee related costs experienced in the third quarter of 1997. Severance costs incurred in the third quarter were offset by adjustments to reserves of a similar amount.

INTEREST EXPENSE

      Interest expense of $12.4 million for the first thirty-six weeks of 1997 was $0.7 million lower than the comparable period of 1996 due primarily to lower borrowings.

INCOME TAXES

      The Company's effective income tax rate was 37.9% for the thirty-six weeks ended September 6, 1997 and 39.8% for the comparable period of 1996. The lower tax rate was caused by lower non-deductible expenses and the timing of certain tax benefits received in 1997 that were not received in 1996.

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

      In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Three such proceedings against the Company were pending or known to be contemplated by governmental authorities at September 6, 1997.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

          NUMBER                    DESCRIPTION

            10.1 Severance Agreement with John G. Johnson, Jr. dated August 8, 1997

            10.2     Form of Safety-Kleen Corp. Severance Agreement

            10.2.1 Schedule of Participants to Safety-Kleen Corp. Severance Agreement

            10.3     Safety-Kleen 1997 Management Incentive Plan

            10.4     Safety-Kleen 1998 Management Incentive Plan

            21       Subsidiaries of the Registrant

            27       Financial Data Schedule (EDGAR filing only).

            99 Press release issued September 29, 1997 regarding the Company's results of operations during the twelve weeks ended September 6, 1997.

(b)   Reports on Form 8-K

            On August 8, 1997, the Company issued a press release reporting the resignation of John G. Johnson, Jr. and the exploration of strategic options for enhancing shareholder value. The press release was filed on Form 8-K on August 11, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of October, 1997.


                                    SAFETY-KLEEN CORP.


                                    /s/ ANDREW A. CAMPBELL
                                    --------------------------------
                                    Andrew A. Campbell
                                    Sr. Vice President Finance - Chief
                                    Financial Officer


                                    /s/ CLIFFORD J. SCHULZ
                                    --------------------------------
                                    Clifford J. Schulz
                                    Controller-Chief Accounting Officer