Form 10-K/A
period 1996-12-28
SAFETY KLEEN CORP
filed 1997-12-24
CIK 86135

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                         FORM 10-K/A (Amendment No. 1)

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

                              ONE BRINCKMAN WAY,
                             ELGIN, ILLINOIS 60123
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

        Shares of Common Stock outstanding at March 1, 1997, were 58,268,687.

--------------------------------------------------------------------------------

Registrant hereby amends and restates Items 7 and 8 and amends Exhibit 13 of its 1996 Annual Report on Form 10-K for the fiscal year ended December 28, 1996, and adds Exhibit 23A thereto, as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF 1994, 1995 AND 1996 FINANCIAL RESULTS

        In 1996 and 1995, the Company's net earnings increased 15% and 6%, respectively, from the prior year. The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to consolidated revenue of the Company and (ii) the percentage increase (decrease) of such items as compared to the prior period.

                                             Relationship to       Period to Period
                                              Consolidated             Increase
                                                 Revenue              (Decrease)
                                              Fiscal Year          Fiscal Years

                                      1996       1995      1994     1995-96  1994-95
------------------------------------------------------------------------------------
Revenue                                100%       100%      100%       7.4%     8.6%
-----------------------------------------------------------------
Costs and Expenses:
    Operating costs and expenses       72.8       73.1       73.3      6.9      8.4
    Selling and administrative
           expenses                    14.3       14.2       14.2      7.6      8.8
    Restructuring charges (credits)      --       (1.8)        --       --       --
    Special charge for environmental
      remediation costs                  --        1.4         --       --       --
    Interest income                    (0.2)      (0.1)      (0.1)    43.5     37.0
    Interest expense                    2.1        2.4        1.9     (4.9)    33.0
-----------------------------------------------------------------
                                       89.0       89.2       89.3      7.1      8.5
-----------------------------------------------------------------
Earnings before income taxes           11.0       10.8       10.7      9.9      9.0
Income taxes                            4.4        4.6        4.4      3.5     12.8
-----------------------------------------------------------------
Net earnings                            6.6%       6.2%       6.3%    14.6%     6.4%
=================================================================

LIQUIDITY AND CAPITAL RESOURCES

        Capital spending in 1996, 1995 and 1994 for additions of equipment at customers and property, excluding business acquisitions, totaled $62 million, $78 million and $88 million, respectively. These capital expenditures were financed by cash from operations. Long-term debt decreased by $7 million in 1996 while remaining unchanged during 1995, and decreasing $5 million in 1994.

        The Company expects its capital expenditures for equipment at customers and property additions for the full year 1997 will be approximately $70 million. The Company expects to be able to finance these expenditures entirely through internally generated funds. As more fully described in Note 6 to the Consolidated Financial Statements, the Company and its subsidiaries have lines of credit aggregating approximately $362 million. As of December 28, 1996, total borrowings under these lines were $121 million.

        A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $6 million in 1997 and $21 million in the years 1998 through 2001 in order to comply with current environmental laws and regulations in connection with the Company's existing business.


RESULTS OF OPERATIONS

REVENUES

        Total revenue derived from the Company's North American services and European operations for each of the three fiscal years in the period ended December 28, 1996 are presented below:

                                                                 Percentage of
                                                               Increase (Decrease)
(EXPRESSED IN MILLIONS)                                           Fiscal Years
                                          1996    1995    1994     1995-96   1995-94
------------------------------------------------------------------------------------
North America
  Industrial Services                   $271.8   $241.6   $222.1      13%    9%
  Automotive/Retail Repair Services      245.0    239.7    237.8       2%    1%
  Oil Recovery Services                  150.8    129.0    117.8      17%   10%
Other Service Areas                      149.2    149.8    128.2      --    17%
------------------------------------------------------------------------------------
Total North America                      816.8    760.1    705.9       7%    8%
Europe                                   106.3     99.2     85.4       7%   16%
------------------------------------------------------------------------------------
Consolidated                            $923.1   $859.3   $791.3       7%    9%
====================================================================================

     Revenues include sales of oil related products totaling $103.5, $91.4 and $84.7 million for fiscal years 1996, 1995 and 1994, respectively. Other sales of products were not material to the Consolidated Financial Statements.

NORTH AMERICAN INDUSTRIAL SERVICES

        FLUID RECOVERY SERVICE Revenue from the Company's North American Industrial Services includes Fluid Recovery Service revenue of $143.0 million in 1996, $122.8 million in 1995 and $109.1 million in 1994. The 17% revenue increase experienced in 1996 reflects volume increases of approximately 15% and price increases of approximately 2%. This volume improvement is due, in part, to new product and service offerings. Approximately 11 percentage points of the 13% increase in Fluid Recovery Service revenue in 1995 can be attributed to higher volume. The remaining increase was due to higher prices.

        INDUSTRIAL PARTS CLEANER SERVICE The North American Industrial Parts Cleaner Service accounts for the remaining North American Industrial Services revenue of $128.8 million in 1996, $118.8 million in 1995 and $113.0 million in 1994. The 8% revenue increase experienced in 1996 included volume increases of approximately 3% and price increases of approximately 5%. Higher revenues in 1995 reflected a 1% increase in volume and price increases of approximately 4%.

        The Company's Parts Cleaner Service has three volume components: the number of parts cleaner machines in service ("machines in service"); the frequency with which the machines are serviced ("service interval"); and the size or type of machines in service ("machine mix"). With respect to the first two components, revenue is favorably impacted by increases in the number of machines in service and the frequency with which those machines are serviced. With respect to machine mix, Safety-Kleen offers many different types of parts cleaning machines ranging from small units that are relatively inexpensive to larger, more complex units with significantly higher service charges.


NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES

        Higher revenue from the Automotive Parts Cleaner Service contributed $1.4 million to the 1996 North American Automotive/Retail Repair Services revenue increase. The remaining revenue increase came from the addition of new services, including the Company's Vacuum Services business. Price increases in the Company's Automotive Parts Cleaner Service, which averaged 5% in 1996, were partially offset by a 4% volume decline.

        The 1995 revenue increase included price increases of approximately 4%. These price increases were partially offset by lower volume.


NORTH AMERICAN OIL RECOVERY SERVICES

        The $21.8 million increase in revenue experienced in 1996 included approximately $10 million of revenue derived from acquisitions. Approximately 40% of the remaining revenue increase is attributable to more favorable collection pricing; 60% resulted from higher volume.

        An increase of 8% in the price of base lube oil and a 20% increase in the average revenue per gallon of used oil, oily water and antifreeze collected from the automotive market were the major factors contributing to the 1995 revenue increase.


NORTH AMERICAN OTHER SERVICE AREAS

        Revenue from Other Service Areas in 1996 was unchanged compared with 1995. Increases in Imaging Services revenue generated by the branch network were offset by a decline in revenue caused by the elimination of low-margin Imaging Services broker business.

        The revenue increase of $21.6 million in 1995 was mainly attributable to an increase of $19.5 million from the Company's Imaging Services business.

EUROPE

        A weakening of European currencies against the U.S. dollar decreased revenue by approximately $1.8 million in 1996. Exclusive of exchange rate effects, revenues in Europe increased approximately 9%, as all major European operations (except the Envirosystems operations in Germany) showed revenue growth in local currency due mainly to higher volume.

        Foreign exchange rates accounted for approximately 50% of the increase in revenue in 1995 over 1994, while the remaining increase experienced in 1995 reflected higher volumes and prices throughout most of the European operations.


OPERATING COSTS AND EXPENSES

        The following table arrays the gross profit margins of the Company's North American services and European operations for each of the three fiscal years in the period ended December 28, 1996.

                                           1996   1995  1994
------------------------------------------------------------
North America
   Industrial Services                      31%    30%   33%
   Automotive/Retail Repair Services        36%    37%   35%
   Oil Recovery Services                    13%    15%   11%
   Other Service Areas                      21%    17%   19%
Total North America                         27%    27%   27%
Europe                                      25%    25%   24%
Consolidated                                27%    27%   27%
============================================================

NORTH AMERICAN INDUSTRIAL SERVICES

        The North American Industrial Services gross margin for 1996 improved slightly from 1995 due mainly to lower recycling costs and improved pricing in the Fluid Recovery Service caused by the reduction of price discounts.

        The gross margin decline in 1995 resulted from higher recycling and plant costs. During 1995, the Company renegotiated its long-term exclusive supply arrangements with two cement plants and entered into arrangements to manage the waste-derived fuels program at two additional plants. The Company's cost per gallon for disposal of waste-derived fuel under the new agreements was higher than its historical cost per gallon. In addition, three of these plants were unable to burn normal volumes of waste-derived fuel during the third interim period of 1995 due to unscheduled fuel burning outages, resulting in higher costs for alternate disposal.


NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES

        The North American Automotive/Retail Repair Service gross margin in 1996 declined slightly from 1995 due to the impact of the new Vacuum Services business in the U.S. which was operating at approximately break-even at the gross profit level in 1996.

        The 1995 gross margin improvement reflects improved pricing, a shift in mix towards more cyclonic parts cleaners with higher profit margins and lower worker's compensation costs.


NORTH AMERICAN OIL RECOVERY SERVICES

        While total gross profits of the Oil Recovery Services remained relatively unchanged from 1995, the gross profit margin declined by 2 percentage points in 1996. The decrease in margins is attributable principally to a 2% decline in the average selling price of base lube oil, increased cost of natural gas used at the Company's lube oil re-refineries, and lower margins earned on the $10 million of acquired collection business.

        Improved pricing on base lube oil sold and higher automotive collection charges for oil wastes account for most of the improvement in 1995 gross margin.


NORTH AMERICAN OTHER SERVICE AREAS

        The improved margin in Other Services resulted principally from the elimination of low-margin broker business in the Imaging Services business during 1996 and lower waste-derived fuel processing costs and other waste disposal costs.

        Higher losses realized in the new Imaging Services business caused the North American Other Services gross profit margin to decrease in 1995. The gross margins on the North American Other Services, excluding Imaging Services, increased by 2% due mainly to improved pricing in selected markets and higher volumes in the Puerto Rico Envirosystems business.


EUROPE

        The European gross margin in 1996 was unchanged compared with 1995. Lower gross profits earned in the Company's German Envirosystems operation due to lower sales, were offset by improved margins in the other major operations in Europe.

        The increase in Europe's 1995 gross profit margin was due mainly to improved pricing and volumes.

        While foreign exchange rate changes resulted in a change in revenues, as previously discussed, the changes did not have a material impact on European gross margins. See Note 4 of Notes to Consolidated Financial Statements for further information regarding European results of operations and investment.


SELLING AND ADMINISTRATIVE EXPENSES

        The 8% and 9% increases in selling and administrative expenses the Company experienced in 1996 and 1995, respectively, resulted primarily from additional employees and related employee expenses, increases in compensation and related benefits and business acquisitions.


RESTRUCTURING AND SPECIAL CHARGES

        The Company adopted a restructuring plan in 1993 based on conversion of its Parts Cleaner Service to new technology and other strategic actions to better focus the Company on its core environmental services, reduce its cost structure and improve the value of its services to its customers. In conjunction with the adoption of the plan, the Company recorded a restructuring charge of $179 million ($106 million after-tax or $1.84 per share). In 1993, the Company also recorded a $50 million charge ($30 million after-tax or $0.52 per share) representing a change in estimate for environmental remediation costs. In 1995, the Company recorded a $15.2 million (pre-tax) credit to income to reduce the amount of restructuring reserves established in 1993 to their expected required levels. In 1995, the Company also recorded a $12 million (pre-tax) charge to income to increase the reserves for environmental remediation at its facilities in North America. In 1996, the Company substantially completed all of its restructuring activities and reclassified the remaining accruals (totaling $12 million) to "other accrued expenses" and "other liabilities" on the Company's balance sheet. The Company spent approximately $4 million, $7 million and $20 million of cash (net of tax benefits received) on restructuring during 1996, 1995 and 1994, respectively. In 1994, the Company also received a $10.8 million refund of estimated tax payments made in 1993.

INTEREST EXPENSE

        Slightly lower interest rates offset partially by a slightly higher average debt balance resulted in a $1.0 million decrease in interest expense in 1996. Higher interest rates account for the $5.0 million increase in interest expense in 1995. Interest expense excludes $2.1, $2.1 and $2.4 million of interest capitalized during 1996, 1995 and 1994, respectively.

        The impact of the interest rate swaps executed in the United States and Germany in 1992 and 1993 are more fully explained in Note 6 to the Consolidated Financial Statements resulted in interest expense savings of $0.1, $0.6, and $1.8 million in 1996, 1995 and 1994, respectively.


INCOME TAXES

        The effective income tax rate was 40% in 1996, 42% in 1995 and 41% in 1994. The effective tax rate in 1996 declined due to tax effects of the restructuring credits and remediation charges recorded in 1995. The effective income tax rate in 1995 before the restructuring credits and additional remediation charges was 40% which is consistent with 1996. The higher rate experienced in 1994 compared to 1995 and 1996 was due primarily to higher non-deductible expenses.


ACCOUNTING CHANGES

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 on Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in fiscal year 1996. The Company also adopted SFAS No.123 on Accounting for Stock-Based Compensation as described more fully in
Note 7 to the Consolidated Financial Statements. The adoption of SFAS No. 121 and No. 123 did not have a material impact on the financial position or results of operations of the Company.


OTHER TRENDS, EVENTS AND UNCERTAINTIES

        The Company has committed significant human and capital resources to fully comply with all environmental laws, regulations and other governmental requirements. While the Company's goal is to achieve 100% compliance, given its extensive operations, the technical aspects of the regulations, and the varying interpretations of the requirements from jurisdiction to jurisdiction, the Company may face government enforcement proceedings and incur fines and penalties or expenses for remedial work from time to time. While the Company does not anticipate any such fines, penalties or expenses will have a material adverse impact on its financial condition, many environmental laws are written and enforced in a way in which the potential liability can be large, and it is always possible that the Company's actual liability in any particular case will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties or judgments, could have a material impact on the Company's results of operations for that period. The Company paid approximately $0.4 million in 1996, for environmental fines, penalties and forfeitures, compared to $1 million and $4 million in 1995 and 1994, respectively.

        The Company continues to be subject to legislation and regulations adopted by federal, state and local authorities which may impose stricter operating and performance standards and increased taxes, assessments and fees. The Company may not be able to pass on the costs associated with such legislation and regulations to its customers through price increases.

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

        In recent years, companies have generally endeavored to minimize the amount of waste they generate and reduce costs. These waste minimization and cost savings efforts have adversely affected demand for Safety-Kleen's services, although the Company believes that the small quantity generators of wastes it specializes in serving are not as greatly impacted by waste minimization efforts as large generators. Certain Safety-Kleen service offerings are designed to help customers reduce waste.

        The Company believes that the year 2000 issue will not have a material impact on the Company's results of operations or financial condition.


EFFECTS OF PETROLEUM PRICE CHANGES

        Through its Oil Recovery operations, the Company re-refines and markets petroleum based products at prices that have generally been positively correlated to crude oil prices over the long-term. However, during the second half of 1996, sales prices for the Company's base lube oil have declined, even though crude oil prices increased by approximately 20% from mid-year to year-end. The Company believes this lube oil selling price decline reflects the market's reaction to construction of a new large lube oil refinery in the U.S. and the expansion of a Canadian lube oil refinery which are expected to increase the North American lube oil industry's capacity by approximately 10%. The Company expects this added capacity will continue to negatively impact its base lube oil selling prices unless and until some of the older, less-efficient refineries in North America cease their lube oil operations.

        The Company's various service operations (such as its Parts Cleaner Service) also consume petroleum-based products, the cost of which are positively correlated to crude oil prices over the long-term.

        Generally, the Company's earnings are positively affected by higher crude oil prices. The speed at which the Company is able to raise prices for its services and products is restricted somewhat by committed price contracts.


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

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SAFETY-KLEEN CORP.:

        We have audited the accompanying consolidated balance sheets of Safety-Kleen Corp. (a Wisconsin corporation) and Subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safety-Kleen Corp. and Subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP
Chicago, Illinois
February 6, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS

SAFETY-KLEEN CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

FISCAL YEAR                                    1996         1995         1994
-----------------------------------------------------------------------------
(EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUE                                   $ 923,126    $ 859,251    $ 791,267
-----------------------------------------------------------------------------
COSTS AND EXPENSES
    Operating costs and expenses            671,971      628,469      579,509
    Selling and administrative expenses     131,665      122,319      112,434
    Restructuring credit                         --      (15,217)          --
    Special charge for environmental
      remediation costs                          --       11,956           --
    Interest income                          (1,398)        (974)        (711)
    Interest expense                         19,240       20,230       15,209
-----------------------------------------------------------------------------
                                            821,478      766,783      706,441
-----------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                101,648       92,468       84,826
-----------------------------------------------------------------------------
INCOME TAXES                                 40,539       39,165       34,732
-----------------------------------------------------------------------------
NET EARNINGS                              $  61,109    $  53,303    $  50,094
=============================================================================
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                        $    1.05    $    0.92    $    0.87
=============================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                  CONSOLIDATED
                                 BALANCE SHEETS

SAFETY-KLEEN CORP. AND SUBSIDIARIES

ASSETS                                                 Dec. 28, 1996  Dec. 30, 1995
===================================================================================
(EXPRESSED IN THOUSANDS)

CURRENT ASSETS
-----------------------------------------------------------------------------------
    Cash and cash equivalents                          $    10,648    $    22,238
    Trade accounts receivable,
      less allowances of $8,416 and
      $7,969, respectively                                 132,436        110,120
    Inventories                                             49,971         36,020
    Deferred tax assets                                     11,973         17,984
    Prepaid expenses and other                              25,105         19,846
---------------------------------------------------------------------------------
                                                           230,133        206,208
---------------------------------------------------------------------------------
EQUIPMENT AT CUSTOMERS AND COMPONENTS, AT COST, LESS
    accumulated depreciation of $45,811 and
    $44,072, respectively                                  124,491        117,383
---------------------------------------------------------------------------------
PROPERTY, AT COST
    Land                                                    49,340         49,469
    Buildings and improvements                             238,296        242,886
    Leasehold improvements                                  34,168         31,745
    Machinery and equipment                                421,134        391,519
    Autos and trucks                                       129,319        129,026
---------------------------------------------------------------------------------
                                                           872,257        844,645
---------------------------------------------------------------------------------
    Less accumulated depreciation and amortization         349,921        315,092
---------------------------------------------------------------------------------
                                                           522,336        529,553
---------------------------------------------------------------------------------
INTANGIBLE ASSETS, AT COST
    Goodwill                                                92,112         95,233
    Other                                                  122,203        100,077
---------------------------------------------------------------------------------
                                                           214,315        195,310
    Less accumulated amortization                           77,106         68,008
---------------------------------------------------------------------------------
                                                           137,209        127,302
---------------------------------------------------------------------------------
OTHER ASSETS
---------------------------------------------------------------------------------
    Deferred tax assets                                     24,135         24,957
    Other                                                    6,519          3,647
---------------------------------------------------------------------------------
                                                            30,654         28,604
---------------------------------------------------------------------------------
                                                       $ 1,044,823    $ 1,009,050
=================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
=================================================================================
(EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
---------------------------------------------------------------------------------
    Trade accounts payable                             $    69,684    $    62,795
    Accrued salaries, wages and employee benefits           25,510         29,197
    Other accrued expenses                                  29,237         37,847
    Insurance reserves                                      13,621         13,101
    Accrued environmental liabilities                        8,941         11,561
    Income taxes payable                                    10,800          8,175
---------------------------------------------------------------------------------
                                                           157,793        162,676
---------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT PORTION                       276,954        283,715
---------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                                    49,849         43,111
---------------------------------------------------------------------------------
ACCRUED ENVIRONMENTAL LIABILITIES                           40,260         42,713
---------------------------------------------------------------------------------
OTHER LIABILITIES                                           39,677         43,400
---------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------
    Preferred stock ($.10 par value; authorized
      1,000,000 shares; none issued)                            --             --
    Common stock ($.10 par value; authorized
      300,000,000 shares; issued and outstanding
      58,246,939 shares and 57,868,541 shares,
      respectively)                                          5,825          5,787
    Additional paid-in capital                             192,755        186,365
    Retained earnings                                      296,225        256,052
    Minimum pension liability adjustment                      --           (1,226)
    Cumulative translation adjustments                     (14,515)       (13,543)
---------------------------------------------------------------------------------
                                                           480,290        433,435
---------------------------------------------------------------------------------
                                                       $ 1,044,823    $ 1,009,050
=================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 CONSOLIDATED
                      STATEMENTS OF SHAREHOLDERS' EQUITY

SAFETY-KLEEN CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                 TOTAL         COMMON    ADDITIONAL               MINIMUM       CUMULATIVE
                              SHAREHOLDERS'  STOCK $.10   PAID-IN    RETAINED     PENSION       TRANSLATION
                                 EQUITY      PAR VALUE    CAPITAL    EARNINGS   LIABILITY ADJ.  ADJUSTMENTS
-----------------------------------------------------------------------------------------------------------
(EXPRESSED IN THOUSANDS)
Balance at January 1, 1994     $ 362,664    $   5,768   $ 183,612   $ 194,261    $     --      $ (20,977)

Net earnings                      50,094           --          --      50,094          --             --

Cash dividends                   (20,786)          --          --     (20,786)         --             --
Stock options exercised
and related tax benefits           1,184            7       1,177          --          --             --

Change in cumulative
translation adjustments            3,180           --          --          --          --          3,180
===========================================================================================================
Balance at December 31, 1994     396,336        5,775     184,789     223,569          --        (17,797)

Net earnings                      53,303           --          --      53,303          --            --

Cash dividends                   (20,820)          --          --     (20,820)         --            --

Stock options exercised
and related tax benefits           1,588           12       1,576          --          --            --

Minimum pension
liability adjustment              (1,226)          --          --          --       (1,226)          --

Change in cumulative
translation adjustments            4,254           --          --          --           --         4,254
===========================================================================================================
Balance at December 30, 1995     433,435        5,787     186,365     256,052       (1,226)      (13,543)

Net earnings                      61,109           --          --      61,109           --           --

Cash dividends                   (20,936)          --          --     (20,936)          --           --

Stock issued for
business acquired                  4,847           27       4,820          --           --           --

Stock options exercised
and related tax benefits           1,581           11       1,570          --           --           --

Minimum pension
liability adjustment               1,226           --          --          --        1,226           --

Change in cumulative
translation adjustments             (972)          --          --          --           --          (972)
===========================================================================================================
Balance at December 28, 1996   $ 480,290    $   5,825   $ 192,755   $ 296,225    $      --     $ (14,515)
===========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 CONSOLIDATED
                           STATEMENTS OF CASH FLOWS

SAFETY-KLEEN CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

FISCAL YEAR                                                            1996         1995         1994
-------------------------------------------------------------------------------------------------------
(EXPRESSED IN THOUSANDS)
Cash flows from operating activities:
    Net earnings                                                    $  61,109    $  53,303    $  50,094
=======================================================================================================
    Adjustments to reconcile net earnings to net cash provided by operating activities
        Depreciation of equipment at customers and property            60,830       61,681       63,112
        Amortization of intangible and other assets                    16,911       16,120       14,618
        Provisions for doubtful accounts receivable                     4,556        4,225        5,067
        Change in deferred income tax assets and liabilities, net      15,297       26,504       22,247
        Other                                                           9,461        2,584       (2,440)

    (Increase) decrease in assets, net of effects from
      business acquisitions:
        Trade accounts receivable                                     (25,251)      (8,433)      (9,072)
        Inventories                                                   (13,499)      (1,088)       2,472
        Prepaid expenses and other                                     (5,152)      (2,001)      (2,412)

     Increase (decrease) in liabilities, net of effects from
       business acquisitions:
        Trade accounts payable and accrued expenses                     1,990          703       18,644
          Restructure liability                                       (10,000)     (36,475)     (25,179)
          Environmental liabilities                                    (5,073)       4,459      (16,820)
          Other liabilities                                             4,766        3,360        5,575

=======================================================================================================
     Total adjustments                                                 54,836       71,639       75,812
=======================================================================================================
Net cash provided by operating activities                             115,945      124,942      125,906
=======================================================================================================
Cash flows used in investing activities:
    Equipment at customers additions                                  (23,854)     (34,874)     (42,623)
    Property additions                                                (37,670)     (43,235)     (45,349)
    Payment for business acquisitions, net of cash acquired           (26,651)     (12,682)      (1,845)
    Other assets additions, net                                       (13,158)     (12,671)      (7,446)
=======================================================================================================
Net cash used in investing activities                                (101,333)    (103,462)     (97,263)
=======================================================================================================
Cash flows from (used in) financing activities:
    Net borrowings (payments) under line-of-credit agreements          (6,760)     (51,565)      (5,404)
    Proceeds from issuances of senior notes                                 0       50,000           --
    Proceeds from stock option exercises                                1,576        1,930        1,184
    Cash dividends paid                                               (20,936)     (20,820)     (20,786)
=======================================================================================================
Net cash from (used in) financing activities                          (26,120)     (20,455)     (25,006)
=======================================================================================================
Effect of exchange rate changes on cash                                   (82)         198            3
=======================================================================================================
Increase (decrease) in cash and cash equivalents                      (11,590)       1,223        3,640

Cash and cash equivalents at beginning of year                         22,238       21,015       17,375
=======================================================================================================
Cash and cash equivalents at end of year                            $  10,648    $  22,238    $  21,015
=======================================================================================================
Supplemental Information:
     Cash paid during the year for:
       Interest (net of amount capitalized)                         $  19,607    $  18,997    $  14,241
       Income taxes (net of refunds received)                          27,547       11,231       10,222
=======================================================================================================
      Consideration given up and liabilities assumed in
               business acquisitions                                $  30,858    $  17,268    $   2,261
=======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

SAFETY-KLEEN CORP. AND SUBSIDIARIES

1. NATURE OF BUSINESS

        The Company is a leading provider of services to generators of spent solvents and other contaminated waste streams as well as the leading provider of parts cleaner services and one of the world's largest collectors and re-refiners of used lube oil. Revenue includes sales of oil related products totaling $103.5, $91.4 and $84.7 million for fiscal years 1996, 1995 and 1994, respectively. Other sales of products were not material to the Consolidated Financial Statements. The Company serves hundreds of thousands of customers in North America and Europe, through a network of 230 branch facilities.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. The Company's fiscal year ends on the Saturday closest to December 31.


EQUIPMENT AT CUSTOMERS AND RELATED DEPRECIATION

        Equipment at customers is capitalized at manufactured or purchased cost. Depreciation is computed using the straight-line method over a period of 3 to 13 years, commencing when the units are placed in service.


PROPERTY AND RELATED DEPRECIATION

        Land, buildings and improvements, leasehold improvements, machinery and equipment, and autos and trucks are capitalized at cost. Items of an ordinary repair or maintenance nature are charged directly to operating expense. Improvement costs are capitalized and charged to operations over the shorter of the improvement life or the related asset life. Depreciation is computed principally using the straight-line method over the estimated useful lives as follows: Buildings and improvements 5 to 40 years; machinery and equipment 2 to 20 years; autos and trucks 4 to 10 years; and leasehold improvements over the shorter of 5 to 10 years, or remaining term of the lease.


INTANGIBLE ASSETS AND RELATED AMORTIZATION

        Goodwill consists primarily of the cost of acquired businesses in excess of market value of net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

        Other intangible assets consist primarily of costs to obtain customers, regulatory operating permits and computer software. Amortization of other intangible assets is computed using the straight-line method over the expected life of the intangible asset, which principally ranges from 2 years to 10 years. The Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining useful life of any of the other intangible assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that other intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining lives of the intangibles in measuring whether such intangibles are recoverable.

ENVIRONMENTAL REMEDIATION COSTS AND LIABILITIES

        The Company has recorded estimates for remediation costs relating to all operating and previously-closed sites prior to conducting detailed individual site investigations to ascertain the existence and extent of contamination. Such estimates are based on the Company's past experience in remediating such sites. The Company reviews the adequacy of its liability for environmental remediation on a periodic basis and records adjustments to the costs and liabilities accordingly. In 1995, the Company recorded a $12 million pre-tax charge to refine its estimates of environmental liabilities based on its ongoing review of spending patterns.


EARNINGS PER SHARE

        Earnings per share amounts are based on the average shares of common stock outstanding during each year and common stock equivalents of dilutive stock options and warrants.


STATEMENT OF CASH FLOWS

        Short-term investments with original maturities of 90 days or less are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows and Consolidated Balance Sheets. Cash flows associated with items intended as hedges of identifiable transactions are classified in the same categories as the cash flows of the items being hedged. Refer to Note 6 for further information regarding the Company's hedging agreements.


USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to be consistent with current year presentation.

3. ACQUISITIONS

        All acquisitions made during the three fiscal years ended December 28, 1996 were accounted for using the purchase method and, accordingly, their operating results have been included in the Company's Consolidated Statements of Operations only since the respective dates of acquisition. The acquisitions were not material either individually or in the aggregate.


4. SEGMENT INFORMATION

        The Company and its subsidiaries operate in the United States, the Commonwealth of Puerto Rico, Canada, the United Kingdom, the Republic of Ireland, France, Belgium, Italy, Germany, and Spain. A summary of certain data with respect to these operations for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994 is presented below:

(EXPRESSED IN THOUSANDS)       1996         1995         1994
---------------------------------------------------------------
REVENUE
United States and
  Puerto Rico              $  754,271   $  698,792   $  648,555
Canada                         62,529       61,286       57,332
Europe                        106,326       99,173       85,380
---------------------------------------------------------------
Consolidated               $  923,126   $  859,251   $  791,267
===============================================================
TOTAL ASSETS
United States and
  Puerto Rico              $  788,521   $  766,276   $  742,140
Canada                         75,750       68,482       68,550
Europe                        180,552      174,292      162,754
---------------------------------------------------------------
Consolidated               $1,044,823   $1,009,050   $  973,444
===============================================================
NET EARNINGS
United States and
  Puerto Rico              $   56,092   $   44,446   $   47,766
Canada                          1,614        3,751        1,552
Europe                          3,403        5,106          776
---------------------------------------------------------------
Consolidated               $   61,109   $   53,303   $   50,094
===============================================================


        The 1995 net earnings, by segment, excluding the $15.2 million pre-tax credit to income for the write down of restructuring reserves previously established in 1993 and the $12 million pre-tax charge for the refinement of the Company's environmental remediation reserves at its facilities in North America, were as follows:

              EXPRESSED IN THOUSANDS
        --------------------------------
        USA & Puerto Rico      $  49,383
        Canada                     1,856
        Europe                     2,064
        --------------------------------
        Consolidated           $  53,303
        ================================

        The Company operates primarily in one business segment--providing businesses with environmentally safe and convenient solutions for managing fluid waste and other recoverable resources.


5. INVENTORIES

        The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at December 28, 1996 and December 30, 1995 were $4.8 million and $5.3 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost) inventories would have been $0.3 million higher at December 28, 1996 and unchanged at December 30, 1995. The Company's inventories consist of the following:


          (EXPRESSED IN THOUSANDS)   DEC. 28, 1996     DEC. 30, 1995
          ----------------------------------------------------------

          Oil                            $14,997           $ 9,156
          Solvent, Drums and Other        34,974            26,864
          ----------------------------------------------------------
          Total                          $49,971           $36,020
          ==========================================================


6. FINANCIAL ARRANGEMENTS AND LONG-TERM DEBT

        Long-term debt at December 28, 1996 and December 30, 1995 consisted of the following:


(EXPRESSED IN THOUSANDS)                       DEC. 28, 1996     DEC. 30, 1995
------------------------------------------------------------------------------
9.25% Senior Notes due in 1999                   $ 100,000           $ 100,000
8.05% Senior Notes due in 1998                      50,000              50,000

Unsecured notes payable to banks
  under financing agreements:
    Revolving lines of credit                       67,990              89,771
    Uncommitted lines of credit                     52,897              37,580
Other                                                6,067               6,364
-------------------------------------------------------------------------------
                                                 $ 276,954           $ 283,715
Less-current portion                                    --                  --
-------------------------------------------------------------------------------
Total long-term debt                             $ 276,954           $ 283,715
===============================================================================

The long-term debt as of December 28, 1996 is due as follows:

                                  EXPRESSED IN THOUSANDS
                             ------------------------------
                             1998                 $ 103,841
                             1999                 $ 100,108
                             2000                 $  72,585
                             2001                 $      60
                             2002 and thereafter  $     360
                             ==============================

        The $100 million of 9.25% Senior Notes ("the Notes") due September 1999 specify that, upon the occurrence of a credit agency rating decline below investment grade, either in conjunction with a change in control or as a result of other events as defined in the Notes, each holder of the Notes has the option to require the Company to purchase all or any part of such holder's Notes at a price equal to 100% of the principal amount plus accrued interest.

        In May, 1992, the Company executed interest rate swap agreements that effectively convert $100 million of its fixed-rate borrowings into variable rate obligations. These swap agreements expire in September 1999. In April 1993, the Company executed an interest rate swap agreement that converted these $100 million variable rate obligations to a fixed rate.

This agreement expired in September 1996. The effect of these swaps reduced the interest rate on the Notes from 9.25% to 7.08% through September 1996. At that time, the interest reverted back to a variable rate. The variable rate is based on the U.S. Dollar London Interbank Offered Rate (LIBOR) determined at 6-month intervals. At December 28, 1996, the effective variable rate of interest on these borrowings was 7.8%.

        In May 1992, at the same time the Company entered into the $100 million interest rate swap agreement, the Company entered an interest rate cap agreement, which protects the Company from rising interest rates. The cap has a notional amount of $100 million, and expires on September 12, 1999. The cap effectively limits the Company's interest rate exposure to 13.92% if LIBOR exceeds 12%. The premium paid on the cap is being amortized to interest expense over the term of the cap. The Company has a U.S. revolving credit agreement totaling $160 million which expires in March 2000. The agreement provides for interest rates to be determined at the time of the borrowing based on a choice of formulas as specified in the agreement. The Company currently benefits from a competitive bid option under the agreement which ensures that favorable market rates of interest are secured. A facility fee based on the Company's credit ratings is paid on the total amount of the line of credit. At December 28, 1996, $20 million of borrowings were outstanding at an average interest rate of 5.6%.

        At December 28, 1996, the Company had uncommitted lines of credit totaling $145 million. Borrowings under these lines were $53 million at an average interest rate of 5.5%.

        The Company has the ability to convert other bank borrowings to its revolving credit facilities. Since the committed facilities extend beyond 1997 and the Company intends to renew these obligations, $127 million of the loans payable to banks have been classified as long-term debt.

        The Company's German subsidiary has a revolving credit agreement totaling 76 million Deutschmarks (U.S. $49 million) that extends credit until December, 1997. The interest rate determined at the time of each borrowing is 6-month LIBOR plus 0.5%. A commitment fee of 0.125% per annum is paid quarterly on the unused portion of the facility. At December 28, 1996, 75 million Deutschmarks ($48 million U.S.) of borrowings were outstanding under these facilities at an average interest rate of 3.8% (prior to the effect of interest rate swap described as follows).

        In May 1992, the Company's German subsidiary executed an interest rate swap agreement which expires in May 1997. The interest rate on DM 70 million (U.S. $45 million) was swapped from rates based on 6-month DM LIBOR to rates based on 6-month U.S. Dollar LIBOR. At December 28, 1996, the effective interest rate was 7.9%.

        At December 28, 1996, the Company's other subsidiary operations have miscellaneous line of credit agreements totaling $8 million (U.S.). At December 28, 1996, there were no borrowings under these lines of credit.

        All of the Company's interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the agreements. The Company monitors the credit ratings of these counterparties and considers the risk of default to be remote.

        The fair value of the three interest rate swap agreements and the interest cap agreement noted above was approximately $2.1 million and $6.4 million greater than the Company's carrying value at December 28, 1996 and December 30, 1995, respectively. This fair value is determined by obtaining quotes from brokers who regularly deal in these types of financial instruments. These interest rate swaps have resulted in a net savings of $0.1, $0.6, and $1.8 million in 1996, 1995, and 1994, respectively.

        In January 1995, the Company entered into a note purchase agreement with two insurance companies, under which the Company borrowed $50 million at a fixed interest rate of 8.05% for 3 years expiring in January 1998. Proceeds from the note were used to repay existing bank borrowings.

     The Company's credit agreements include provisions, among others, relative to maintenance of minimum shareholders' equity and interest coverage ratios.
At December 28, 1996, the Company's required minimum shareholders' equity was $438 million and the Company was in compliance with its loan provisions.


7. CAPITAL STOCK

PREFERRED STOCK

        The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock, par value $.10 per share, at such time or times, in such series, and with such designations and features thereof as it may determine, including rate of dividend, redemption provisions and prices, conversion conditions and prices and voting rights. No shares of preferred stock have been issued.

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

        The Company has the following stock option and employee stock purchase plans:

1.  The 1985 and 1993 Stock Option Plans (The "Option Plans")
2. The 1988 Non-Qualified Stock Option Plan for Outside Directors (The "Directors' Plan")
3.  The Employee Stock Purchase Plan (the "ESPP")

        The Company accounts for these plans under Accounting Principles Board
(APB) Opinion No. 25, under which no compensation has been recognized. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS No. 123, the Company's 1996 and 1995 net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                 1996       1995
------------------------------------------------------------------
Net Income:           As Reported             $ 61,109    $ 53,303
(IN THOUSANDS)        Pro Forma               $ 59,398    $ 52,235
Earnings Per Share:   As Reported             $   1.05    $   0.92
                      Pro Forma               $   1.02    $   0.90
==================================================================

        The fair value of each option granted under the Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

---------------------------------------------------
        Expected Lives             6 Years
        Dividend Yield             1.56%
        Expected Volatility        30.6%
        Risk Free Interest Rate    6.54%
===================================================

        The weighted average fair value of the shares granted under the Option Plans in 1996 and 1995 would be $5.09 and $6.24, respectively. No grants were made in 1996 and 1995 under the Directors' Plan. The cost per ESPP share granted in 1996 and 1995 would be $3.30 and $3.49, respectively, based on a 10% discount on share price and a Black-Scholes value of a 13-month option with a 2.23% dividend yield rate.

        Because the SFAS No. 123 method of fair-value accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        At the Annual Meeting of Shareholders held in May, 1996, the shareholders approved an increase in the number of shares available for grant under the Option Plans by 2,500,000 shares to a total of 8,437,500 shares. Under the Option Plans, shares of the Company's common stock may be granted to officers and other key employees at a price of 100% of the quoted market price at date of grant. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options. Stock Appreciation Rights (SARs) may be granted in conjunction with Non-Qualified Stock Options whereby the grantee may surrender exercisable Non-Qualified Options and receive a cash payment equal to the difference between the option price and the market value of the common stock on the exercise date. The exercise of Incentive Options, Non-Qualified Options and SARs are subject to conditions as determined at the time of grant by the Compensation Committee of the Board of Directors. All options granted since May 1990 have been for a 10-year life with 25% vesting per year beginning one year from the date of the grant. In November 1994, the Board extended the expiration date on all stock options granted from February 1987 through May 1990 to November 30, 2004.

        Under the Directors' Plan, options to purchase up to 300,000 shares of the Company's common stock may be granted to outside Directors at a price of 100% of the quoted market price at the date of grant. Under the terms of the Directors' Plan, each outside Director was granted an option to purchase 15,000 shares at the time the plan was adopted. Any new outside Director elected or appointed after the date the plan was adopted would also be granted an option to purchase 15,000 shares of the Company's common stock upon taking office. The Directors' Plan also provides that a second option to purchase 15,000 shares be granted to each outside Director on the fifth anniversary of the initial grant of options if such Director is still serving on the Board at that time. Options are exercisable 25% annually, on a cumulative basis, starting one year from date of grant and terminating ten years after the grant date.

        Under the ESPP, a total of 1,500,000 shares of the Company's common stock may be purchased by employees of the Company and designated subsidiaries, through payroll deductions, at 90% of the lower of the quoted closing market price on the date of grant or the quoted closing market price on June 30 in the year following the date of grant. Under the plan, all full-time employees (except officers of the Corporation) of the Company and designated subsidiaries on the grant date who were continuously employed since January 1 of the year in which the grant date occurs (subject to certain restrictions on percentage of ownership outlined in the ESPP) are eligible to participate. The Company had an employee stock purchase plan ("Old ESPP") which was in effect from 1990 through 1994. Under terms of the Old ESPP, no further grants to purchase shares could be made after December 31, 1994. Therefore, 1,064,571 available option shares not granted as of December 31, 1994 expired. An additional 66,188 shares granted in 1994 that were canceled in 1995 have expired.


        A summary of the status of the Company's stock option plans for the three fiscal years ended December 28, 1996 is presented below:

                                                                                             Available
                                                                    Weighted                    for
                                                   Price            Avg. Ex.                  Future
                                   Shares          Range             Price     Exercisable    Grants
------------------------------------------------------------------------------------------------------
Outstanding Options @ 1/1/94      2,728,415  $ 13.50 - $ 32.25     $   21.97    1,447,846    4,012,117
1994 Activity:
        Expired                                                                             (1,064,571)
        Granted                     853,408    13.50 -   15.88         14.97
        Exercised                   (71,207)   16.65 -   16.65         16.65
        Canceled                   (271,341)   13.50 -   32.00         18.42

------------------------------------------------------------------------------------------------------
Outstanding Options @ 12/31/94    3,239,275    13.50 -   32.25         20.54    1,829,500    2,365,479
1995 Activity:
        Expired                                                                                (66,188)
        Authorized                                                                           1,500,000
        Granted                   1,228,846    15.41 -   16.88         16.15
        Exercised                  (133,992)   13.50 -   15.63         14.40
        Canceled                   (233,762)   13.50 -   32.25         19.05

------------------------------------------------------------------------------------------------------
Outstanding Options @ 12/30/95    4,100,367    13.50 -   32.25         19.43    2,142,623    2,804,207
1996 Activity:
        Expired
        Authorized                                                                           2,500,000
        Granted                     977,759    14.25 -   17.50         15.13
        Exercised                  (102,536)   13.50 -   16.25         15.37
        Canceled                   (115,789)   13.50 -   32.25         16.99

------------------------------------------------------------------------------------------------------
Outstanding Options @ 12/28/96    4,859,801  $ 13.50 - $ 32.25     $   18.74    2,718,193    4,442,237
======================================================================================================


STOCK WARRANTS

        The Company, on January 27, 1995 issued 200,000 stock warrants in conjunction with an acquisition. These warrants give the owner of stock warrants the right to purchase up to 200,000 shares of the Company's common stock at a price of $17.79 per share and expire on January 27, 2000.

        The following table summarizes information about the Company's stock options and warrants outstanding at December 28, 1996:

                                        OPTION/WARRANTS                  OPTIONS/WARRANTS EXERCISABLE
                                     ----------------------------------------------------------------
  WEIGHTED-
   AVERAGE                                               WEIGHTED-                      WEIGHTED-
  REMAINING           NUMBER             RANGE OF         AVERAGE         NUMBER         AVERAGE
CONTRACTUAL LIFE   OUTSTANDING       EXERCISE PRICES   EXERCISE PRICE  EXERCISABLE    EXERCISE PRICE
-----------------------------------------------------------------------------------------------------
     1                278,370      $ 15.07  -  $ 19.46    $ 17.54        172,930         $  19.04
     1                  3,700        26.75  -    32.00      30.58          3,700            30.58
     2                 70,895        13.50  -    19.33      18.36         69,094            18.48
     2                 59,875        24.00  -    32.00      27.99         55,188            28.33
     3                223,250        13.50  -    19.33      17.73        220,288            17.78
     3                 37,362        24.00  -    32.00      27.82         34,158            28.18
     4                  2,350        13.50  -    15.63      14.95          1,363            14.74
     4                255,025        24.00  -    32.25      31.96        254,762            31.97
     5                 27,201        13.50  -    19.42      16.19         13,688            16.63
     5                235,025        24.00  -    32.25      27.05        234,725            27.06
     6                436,188        21.75  -    24.00      23.93        327,141            23.93
     7                635,875        13.50  -    17.38      14.98        369,694            14.79
     8              1,944,635        16.25  -    23.92      17.50      1,161,462            18.33
     9                846,250        14.25  -    15.12      15.12              -                -
     10                 3,800        17.50  -    17.50      17.50              -                -
-----------------------------------------------------------------------------------------------------
    TOTAL           5,059,801     $  13.50  -  $ 32.25    $ 18.74     2,918,193          $  20.72


SHAREHOLDERS' RIGHTS PLAN

        Pursuant to a plan adopted by the Company in December 1988, each share of the Company's common stock carries the right to buy one share of the Company's common stock at a price of $73.33 per share. The rights will expire on November 21, 1998, unless earlier redeemed by the Company. The rights will become exercisable if a person becomes an "acquiring person" by acquiring 20% of the Company's common stock or announces a tender offer that would result in such person owning 20% or more of the Company's common stock. If someone becomes an acquiring person (except pursuant to certain cash tender offers for all shares), the holder of each right (other than rights owned by the acquiring person) will be entitled to purchase common stock of the Company having a market value of twice the exercise price of the right. In addition, if the Company is acquired in a merger or other business combination transaction in which the Company's common stock is exchanged for cash or securities, or 50% or more of its consolidated assets or earning power are sold, each holder (other than the acquiring person) will have the right to purchase common stock of the acquiring company having a market value of twice the exercise price. The rights may be redeemed by the Company, at a price of 0.67 cent per right, at any time prior to anyone becoming an acquiring person.


8. PENSION AND EMPLOYEE BENEFIT PLANS

        The Company has four noncontributory pension plans covering substantially all full time employees in the United States. Domestic pension plans consist of three qualified plans and one unfunded non-qualified plan. The qualified plans are funded in compliance with ERISA requirements as employees become eligible to participate, generally, after completing one year of service.

        The Company's consolidated pension costs for fiscal years 1996, 1995 and 1994 were $6.0 million, $4.9 million and $5.5 million, respectively.

        The following table sets forth the domestic plans' combined funded status at December 28, 1996 and December 30, 1995:

                                              December 28, 1996                             December 30, 1995

                                  Assets exceed              Accumulated             Assets exceed        Accumulated
                                 Accumulated                Benefits exceed           Accumulated        Benefits exceed
(EXPRESSED IN THOUSANDS)           Benefits                   Assets                   Benefits              Assets
--------------------------------------------------------------------------------------------------------------------------
Actuarial present value
  of benefit obligation:
    Vested benefits               $  44,213                $  2,395                   $  32,439            $  7,314
    Nonvested benefits                4,427                     141                       7,014               2,170
--------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation       48,640                   2,536                      39,453               9,484
--------------------------------------------------------------------------------------------------------------------------
Effect of projected
  compensation levels                16,169                     584                      14,063                 420
--------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation         64,809                   3,120                      53,516               9,904
--------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value            64,204                       -                      43,869               5,644
--------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation
  (greater) than plan assets           (605)                 (3,120)                     (9,647)             (4,260)

Unrecognized net loss (gain)          1,476                    (629)                      7,338               1,541

Unrecognized net assets to be
  amortized over 16-20 years           (568)                    494                        (349)                267

Unrecognized prior service cost         355                     114                         238                 280

Adjustment required to recognize
  minimum liability                       -                       -                           -              (2,019)
--------------------------------------------------------------------------------------------------------------------------
Unfunded prepaid (accrued)
  pension cost recognized in the
  Consolidated Balance Sheets     $    658                 $ (3,141)                  $ (2,420)            $ (4,191)
==========================================================================================================================


        In accordance with SFAS No. 87 on Employers' Accounting for Pensions, the Company records an additional minimum pension liability for each defined benefit plan which has an accumulated benefit obligation that exceeds the plan assets at fair value. There was no additional minimum pension liability recorded at December 28, 1996 and there was an additional minimum liability of $1,226,000 recorded as a reduction to shareholders' equity at December 30, 1995, net of applicable deferred income taxes.

        The Plans' assets consist of cash, cash equivalents, equity funds, pooled funds of real estate and common stock of the Company.

        Net periodic pension cost for the Company's domestic plans in 1996, 1995 and 1994 includes the following components:


(EXPRESSED IN THOUSANDS)                      1996          1995         1994
-------------------------------------------------------------------------------
Service cost-benefits earned
  during the year                         $  4,521      $  3,451     $  4,235
Interest on projected
  benefit obligation                         4,981         4,274        3,909
Return on plan assets                       (9,422)      (10,405)        (334)
Net amortization and deferral                4,593         6,493       (3,318)
------------------------------------------------------------------------------
Net periodic pension cost                 $  4,673      $  3,813     $  4,492
==============================================================================

        Actuarial assumptions used to determine the projected benefit obligation and the expected net periodic pension costs were:

                                              1996       1995       1994
------------------------------------------------------------------------
Projected Benefit
  Obligation Assumptions:

    Discount Rates                            7.8%       7.3%       8.5%

    Rates of increase in
      compensation levels                     4.5%       4.0%       5.0%
------------------------------------------------------------------------
Net Periodic Pension
  Cost Assumption:

  Expected long-term rate
  of return on assets                        10.0%      10.0%      10.0%
========================================================================

        The Company also has pension plans covering employees of its Canadian and British subsidiaries. Those plans are funded by purchase of insurance contracts and units in a managed fund invested in stocks, fixed income securities and real estate. Vested benefits are fully funded. The Company's foreign subsidiaries are not required to report under ERISA and do not otherwise determine the actuarial value of accumulated plan benefits as disclosed above for the Company's domestic pension plans. These plans do not have a material effect on the Company's financial condition or results of operations.

        The Safety-Kleen Corp. Savings and Investment Plan allows eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986. The Company may, at its discretion, make matching contributions out of its profits for the year. The Company's expense for contributions was $3.2 million in 1996, $1.9 million in 1995 and $1.5 million in 1994. The Company offers a post-retirement medical insurance plan to its domestic employees retiring prior to the normal retirement age of 65. Retirees are eligible to continue this medical coverage until age 65. The plan is currently unfunded and retirees electing this coverage are required to pay a premium for the insurance.

        The following table reconciles the funded status of the plan to the accrued post-retirement benefit cost recognized in the Consolidated Balance Sheets at December 28, 1996 and December 30, 1995:


(IN THOUSANDS)                            DEC. 28, 1996       DEC. 30, 1995
----------------------------------------------------------------------------
Accumulated post-retirement
  benefit obligation (APBO)

  Retirees, beneficiaries
    and dependents                         $  1,310               $  1,055

  Active employees                            5,074                  5,575
----------------------------------------------------------------------------
                                              6,384                  6,630
----------------------------------------------------------------------------
Plan assets at fair value                         -                      -
----------------------------------------------------------------------------
APBO greater than
  plan assets                                (6,384)                (6,630)

Unrecognized net
  loss (gain)                                (2,502)                (1,453)
----------------------------------------------------------------------------
Accrued post-retirement
  benefit cost                            $  (8,886)              $ (8,083)
----------------------------------------------------------------------------
APBO discount rate
  assumption                                  7.75%                  7.25%
============================================================================



        Net periodic post-retirement benefit costs recognized for 1996, 1995, and 1994 are as follows:

(EXPRESSED IN THOUSANDS)                   1996       1995       1994
------------------------------------------------------------------------
Service costs - benefits
  earned during the year                $   683     $  511    $   786

Interest costs on APBO                      478        436        498

Other                                       (57)       (87)       (44)
------------------------------------------------------------------------
Net periodic post-retirement
  benefit cost                          $ 1,104     $  860    $ 1,240
========================================================================

        The health care cost trend was assumed to be 9% for 1995, 7% for 1996, decreasing to 5% for 1997, then to an ultimate trend of 4.5% in 1998.

        If the health care cost trend rate increases one percent for all future years, the accumulated post-retirement benefit obligation as of December 28, 1996 would have increased 17%. The effect of this change on the aggregate of the service and interest cost for 1996 would be an increase of 23%.


9. INCOME TAXES

        The components of earnings before income taxes consisted of the following for each of the last three fiscal years.

(EXPRESSED IN THOUSANDS)        1996       1995       1994
----------------------------------------------------------
Domestic                   $  93,986   $ 74,492   $ 81,275
Foreign                        7,662     17,976      3,551
----------------------------------------------------------
                           $ 101,648   $ 92,468   $ 84,826

        Under SFAS No. 109 on Accounting for Income Taxes, deferred tax assets and liabilities are calculated based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The provisions (benefits) for income taxes include the following:


(EXPRESSED IN THOUSANDS)       1996        1995        1994
------------------------------------------------------------
Current

  Federal                  $ 19,979    $ 16,505    $ 12,352

  State                       5,956       5,087       5,692

  Commonwealth
    of Puerto Rico              159        (376)       (883)

  Foreign                       704         662       1,365

Deferred
  Federal                     6,863       7,247       6,590
  Foreign                     4,105       2,087         928

Prepaid
  Federal                     5,077       1,949      10,090
  Foreign                    (2,304)      6,004      (1,402)
------------------------------------------------------------
Total Provision            $ 40,539    $ 39,165    $ 34,732
============================================================

        The following table reconciles the statutory U.S. Federal income tax rate to the Company's consolidated effective tax rate:

                                            1996     1995   1994
-----------------------------------------------------------------
Statutory U.S. federal tax rate            35.0%    35.0%  35.0%
-----------------------------------------------------------------
Increase (decrease) resulting from:

  Provision for state
    income tax
    (net of federal benefit)                2.1      3.6    4.4

  Difference in foreign
    statutory rates                         1.6      2.2   (0.3)
  Other                                     1.2      1.6    1.8
-----------------------------------------------------------------
Effective tax rate                         39.9%    42.4%  40.9%
=================================================================

        Temporary differences and carry forwards which give rise to deferred tax assets and liabilities are as follows:

                                   DEC. 28       DEC. 30        DEC.31
(EXPRESSED IN THOUSANDS)              1996          1995          1994
-----------------------------------------------------------------------
Deferred tax assets - Current
  Restructuring reserves          $  1,758      $  4,278      $  7,773
  Environmental reserves             2,395         2,625         1,628
  Insurance reserves                 4,415         5,908         6,399
  Bad debt reserve                   1,800         1,800         1,659
  Other                              1,605         3,373           797
-----------------------------------------------------------------------
Total deferred tax
  assets - Current                $ 11,973      $ 17,984      $ 18,256
-----------------------------------------------------------------------
Deferred tax assets -
non-current

  Restructuring charges
    not currently deductible      $ 11,440      $  17,494      $ 24,842
  Net operating loss (NOL)
    carry forwards of
    subsidiaries                    20,616         20,149        18,679
  Insurance reserves                 7,798          4,822         3,605
  Environmental reserves            16,325         14,382        19,382
  Other                              5,458          3,273         1,484
  Valuation allowance               (3,340)        (3,676)       (3,217)
------------------------------------------------------------------------
Total deferred tax assets -
non current                       $ 58,297       $ 56,444      $ 64,775
------------------------------------------------------------------------
Total Deferred Tax Asset          $ 70,270       $ 74,428      $ 83,031
------------------------------------------------------------------------
Deferred Tax Liabilities
  Restructuring and
    special charges                     --        13,820        12,726
  Depreciation                    $(76,115)     $(80,250)     $(68,828)
  Tax lease agreements              (6,852)       (7,253)       (7,539)
  Other                             (1,044)         (915)       (3,840)
------------------------------------------------------------------------
Total Deferred
  Tax Liabilities                 $(84,011)     $(74,598)     $(67,481)
========================================================================

        As of December 28, 1996, the Company had undistributed earnings of foreign consolidated subsidiaries of approximately $23.8 million. Since it is the Company's intention to reinvest the earnings into the foreign subsidiaries ongoing operations, the Company does not provide for deferred taxes on possible future remittances of future earnings. If the reinvested earnings were to be remitted, U. S. income taxes, under current law, would not be material.

        As of December 28, 1996, the tax assets derived from Net Operating Loss carry forwards (NOLs) consist of NOL tax assets with expiration dates as follows:

                     IN THOUSANDS
             --------------------------
             1997              $    774
             1998              $    643
             1999              $  1,577
             2000              $    428
             2001              $    458
             No Expiration     $ 16,736
             ==========================

        The Company has recorded a valuation allowance of approximately $3.3 million for unrealized NOL tax assets that may expire before the Company is able to utilize such NOLs.

        The valuation allowance account balance of $3.3 million represents approximately 86% of the NOL tax assets that are due to expire as compared to a valuation allowance percentage of approximately 79% of the NOLs due to expire at the end of 1995. The valuation account activity is summarized in the table below.


(Expressed in thousands)                1996
--------------------------------------------
Balance - beginning of year          $ 3,676
Adjust valuation balances               (220)
Cumulative translation adjustment       (116)
Balance - end of year                $ 3,340
============================================


10. SPECIAL CHARGE FOR ENVIRONMENTAL COST, OTHER ACCRUED EXPENSES AND LIABILITIES, COMMITMENTS AND CONTINGENT LIABILITIES

        The Company operates a large number of hazardous waste facilities for the collection and processing of hazardous and non-hazardous wastes and is subject to extensive and expansive regulation by federal, state and local authorities.

        In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings in which governmental authorities seek remedial actions and/or fines and penalties. The Company also has been notified by the EPA that it may be a responsible party at several National Priority List ("NPL") sites. Generally, these proceedings by federal and state regulatory agencies have been resolved by negotiation and settlement. The Company does not anticipate that the amount of fines and penalties will have a material adverse impact on its financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be large, and it is possible that the Company's actual liability in any particular case or claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties or judgments could have a material impact on the Company's results of operations for that period.

        Under various federal, state and local regulations, the Company can be required to conduct an environmental investigation of any of its permitted operating or closed facilities to determine the possible existence and extent of environmental contamination. In the event that contamination is found, the Company may be required to perform a remedial cleanup of the site. The Company is currently engaged in investigation and cleanup work at many of its sites.

        In 1993 the Company recorded a $50 million pre-tax special charge ($30 million after-tax or $.52 per share) for a change in estimate for remediation costs relating to all operating and previously-closed sites prior to conducting detailed individual site investigations to ascertain the existence and extent of contamination. This change results in earlier recognition of environmental remediation costs and liabilities as compared with the Company's previous practice which was to accrue the estimated cost of remedial cleanup work at the time the need for such work was specifically identified based on site investigation. In 1995, the Company recorded a $12 million pre-tax charge to increase its reserves for environmental remediation based on a refinement of the estimate for such liabilities and its ongoing review of spending patterns.

        Federal environmental regulations require that the Company demonstrate financial responsibility for sudden and non-sudden releases, as well as closure and post-closure liabilities. One manner by which to make this demonstration is through Environmental Impairment Liability (EIL) insurance coverage. The Company has EIL insurance coverage which it believes complies with the Federal regulatory requirements. However, the Company must reimburse the insurance carrier for all losses and expenses incurred by it under the policy. The Company's income could be adversely affected in the future if it is unable to obtain risk-transfer EIL insurance coverage and uninsured losses were to be incurred.

     The Company leases many of its branches, vehicles and other equipment. These leases are accounted for as operating leases. Related rental expenses were $31.5 million in 1996, $24.8 million in 1995 and $21.2 million in 1994.

        Aggregate minimum future rentals are payable as follows:

                         EXPRESSED IN
          PERIODS         MILLIONS
         -----------------------------
            1997           $  27.8
            1998              22.5
            1999              16.5
            2000               8.7
            2001               5.8
        Future Years          19.6
            Total          $ 100.9

11. RESTRUCTURING CHARGES

        In 1993, the Company adopted a restructuring plan based on conversion of its core parts cleaner service to new technology and other strategic actions. In conjunction with the adoption of this plan, the Company recorded a special charge of $179 million ($106 million after tax or $1.84 per share). The pre-tax restructuring charge included $93 million of asset write downs and $86 million of other restructuring charges. In 1995, the Company recorded a pre-tax credit to income of $15.2 million to adjust the restructuring reserves to their expected required levels. In 1996, the Company substantially completed all of its restructuring activities and reclassified the remaining restructure liabilities (which are primarily associated with the European operations) to other accrued expenses in current liabilities and other liabilities in non-current liabilities. At December 28, 1996 and December 30, 1995, other accrued expenses include $3.6 million and $10.4 million, respectively, and other liabilities include $7.9 million and $12.1 million, respectively.


12. ACCOUNTING CHANGES

        The Company adopted Statement of Financial Accounting Standards (SFAS) No.121 on Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in fiscal year 1996. The adoption of SFAS No.121 did not have an impact on the financial position or results of operations of the Company.


13. INTERIM RESULTS OF OPERATIONS (UNAUDITED)

(EXPRESSED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                           REVENUE             GROSS PROFIT
-------------------------------------------------------------
Interim Period          1996       1995       1996       1995
-------------------------------------------------------------
First (12 weeks)    $201,723   $194,559   $ 55,900   $ 52,142
Second (12 Weeks)    211,355    203,192     56,567     54,206
Third (12 Weeks)     213,098    197,529     57,824     52,290
Fourth (16 Weeks)    296,950    263,971     80,864     72,144
-------------------------------------------------------------
Total               $923,126   $859,251   $251,155   $230,782
=============================================================


                                                        EARNINGS
                         NET EARNINGS                  PER SHARE
---------------------------------------------------------------------
Interim Period         1996        1995               1996       1995
---------------------------------------------------------------------
First (12 weeks)    $13,077    $ 12,071            $  0.23     $ 0.21
Second (12 Weeks)    13,604      12,131               0.23       0.21
Third (12 Weeks)     14,004      11,126               0.24       0.19
Fourth (16 Weeks)    20,424      17,975               0.35       0.31
---------------------------------------------------------------------
Total               $61,109    $ 53,303            $  1.05     $ 0.92
=====================================================================

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SAFETY-KLEEN CORP.

Date:  December 23, 1997     By:  /s/ CLIFFORD J. SCHULZ
       -----------------          -------------------------------
                                  CONTROLLER AND CHIEF ACCOUNTING
                                  OFFICER