Form 10-K
period 1998-01-03
SAFETY KLEEN CORP
filed 1998-04-03
CIK 86135

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE 1997 FISCAL YEAR ENDED JANUARY 3, 1998

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

                                ONE BRINCKMAN WAY
                              ELGIN, ILLINOIS 60123
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (847) 697-8460

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                      WHICH REGISTERED
       -------------------------------------    ------------------------------
           COMMON STOCK, $.10 PAR VALUE               NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 was approximately $1.5 billion.
Shares of Common Stock outstanding at February 28, 1998 were 59,930,589.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Registrant's Information Statement pursuant to Section 14(f) of Securities Exchange Act of 1934 and Rule 14f-1 thereunder dated
March 26, 1998, are incorporated by reference in Parts I, II and III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Safety-Kleen Corp. ("Safety-Kleen", "Company" or "Registrant") is a leader in servicing the recycling and waste needs of companies in the automotive/retail repair, industrial, imaging and other business sectors. Approximately 3,000 Safety-Kleen specialists service customers from a branch network that extends across North America and Western Europe.

        Focusing primarily on the needs of smaller businesses, Safety-Kleen performed nearly five million individual services and reclaimed more than 300 million gallons of contaminated fluid through a network of 230 branches worldwide in 1997. The Company collects and recycles used products at thirteen recycle centers, two lube oil re-refineries, and three fuel-blending facilities.

        The Company operates in the continental U.S., Canada, the United Kingdom, the Republic of Ireland, Puerto Rico, Belgium, France, Italy,
Spain and Germany. The Company has licensee operations in Japan and Korea. Safety-Kleen Corp. was incorporated in July 1963 under the laws of the State of Wisconsin. As used herein, the terms "Company" or "Safety-Kleen" or "Registrant" refer to Safety-Kleen Corp. and its consolidated subsidiaries.

        The Company groups its operations geographically into North America and Europe. The Company further segregates its North American services into four broad categories: Industrial Services, Automotive/Retail Repair Services, Oil Recovery Services and Other Services. Each of the Company's services is discussed in greater detail below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.

                              ---- * * * ----

        On August 8, 1997, the Company issued a press release stating that it had initiated a process to explore strategic alternatives for enhancing shareholder value and had engaged William Blair and Company, L.L.C. ("William Blair") to act as its financial advisor in connection therewith. As part of the process, 50 potential buyers executed confidentiality and standstill agreements (which were designed to encourage participation by creating a level playing field for all interested parties and to protect Safety-Kleen's interests). On November 20, 1997, the Company's Board of Directors ("Board") voted unanimously to approve a merger agreement with SK Parent Corp., a Delaware corporation owned equally by Phillip Services Corp., affiliates of Apollo Management, L.P. and affiliates of Blackstone Management Partners III, L.L.C. (the "SK Parent Merger Agreement").

        Laidlaw Environmental Services, Inc. ("Laidlaw Environmental") also contacted William Blair but repeatedly refused to execute a confidentiality and standstill agreement and participate in the process like other potential buyers. Laidlaw Environmental made an initial unsolicited exchange offer and two subsequent revised exchange offers in an attempt to purchase Safety-Kleen. After carefully reviewing the unsolicited offers from Laidlaw Environmental, the Board continued to recommend the SK Parent Merger Agreement.

        On March 9, 1998, the Company held a special meeting of shareholders for the sole purpose of voting on the SK Parent Merger Agreement. It was announced at the meeting, based on the advice of the Company's proxy solicitors, that the Company would not achieve the affirmative vote of two-thirds of all outstanding shares needed to approve the SK Parent Merger Agreement. The Board then terminated the SK Parent Merger Agreement. The Board also announced that it would begin negotiations with Laidlaw Environmental and would also continue to explore other strategic alternatives for enhancing shareholder value including, but not limited to, considering any new offers for the Company from any other interested parties.

        On March 16, 1998, the Company issued a press release stating the Board unanimously approved a definitive merger agreement ("Merger Agreement") with Laidlaw Environmental, providing for an exchange offer ("Exchange Offer") followed by a back-end merger ("Merger"; together with the Exchange Offer, the "Transaction"); the Merger Agreement provides for consideration per Safety-Kleen share of $18.30 plus 2.8 shares of Laidlaw Environmental Common Stock in both the Exchange Offer and the Merger.

        On April 1, 1998, Laidlaw Environmental accepted for exchange 56,138,238 shares, constituting approximately 94% of the outstanding shares of Safety-Kleen and announced it expected to consummate the Merger approximately six weeks thereafter. See also Item 12(c) Changes in Control, incorporated herein by reference. Also on April 1, 1998, the Inspectors of Election issued their Final Report of the vote on the SK Parent Merger Agreement, certifying that it received 21,256,083 votes for approval out of 59,209,387 shares outstanding and entitled to vote (I.E., 36% of the outstanding shares were voted in favor).


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

        The Company's Fluid Recovery Service consists primarily of the collection of a wide variety of waste solvents and other liquid and solid containerized wastes generated by industrial customers in relatively small quantities, averaging a few 55-gallon drums per pickup. Depending upon the content, the material collected by the Company in its Fluid Recovery Service is generally recycled into usable solvent, processed into a waste-derived fuel for use in the cement manufacturing industry or disposed of through incineration. Wastewater that is collected as part of the Company's Fluid Recovery Service is treated and processed until it can be discharged into publicly-owned treatment works in compliance with applicable laws and regulations. Included as part of the Fluid Recovery Service is the Company's new Technical Field Services group which provides comprehensive environmental and technical assistance to industrial, commercial and institutional clients nationwide. These services consist of Lab Pack Services, Waste Drum Management, and In-Plant Services. The primary focus is the Lab Pack Services, which is defined as the proper management of miscellaneous chemicals stored in small containers. The list of chemicals to be removed at each site can be extensive and vary widely in characteristics and quantities. Safety-Kleen prepares the paperwork and packages the waste for shipment, and provides for the transportation and disposal management.


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

OIL RECOVERY SERVICES

        The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The used oil is then transferred to a re-refining plant where most of the product is converted into high-quality base lubricating oil. The Company derives revenues both from fees it charges customers to haul away used oil and from the sale of products it produces by processing the used oil. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Breslau, Ontario and East Chicago, Indiana. The plants in Breslau and East Chicago have annual re-refining capacities of 40 and 92 million gallons of used oil per year, respectively. Used oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial fuels or sold unprocessed for direct use as a fuel in certain industrial applications for which such used oil is suitable.


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

        IMAGING SERVICES. Through this service, the Company provides health care, printing, photoprocessing and other businesses with on-site and off-site recycling of photochemical solutions, as well as film, plate and silver recovery services. Imaging Services recovers the silver contained in the spent photochemical solutions it collects from customers. These solutions are then further treated and processed until they can be discharged as wastewater into publicly owned treatment works in compliance with applicable laws and regulations. Silver is also recovered from photographic film by an outside processor.

        ENVIROSYSTEMS SERVICES. Safety-Kleen's Envirosystem Service offers a collection and recycling service for bulk wastes from larger-quantity generators that is similar to its Fluid Recovery Service discussed above.

        INTEGRATED CUSTOMER COMPLIANCE SERVICES. With the consummation of a business acquisition in 1997, the Company has expanded its compliance services offered to customers. Service offerings in this area include Material Safety Data Sheets ("MSDS") Fax on Demand, an electronic MSDS management program; DOT Shipping Paper Services, which provides appropriate shipping papers for hazardous waste shipments; regulatory training; spill and poison control hotlines; and on-site facility assessments. Integrated Customer Compliance offers single services and bundled full service programs in accordance with customer requests.

EUROPE

        Safety-Kleen has wholly-owned operations in seven countries in Western Europe. The Company primarily provides its Automotive/Retail Repair and Paint Refinishing Services in Europe. The Company also provides selected industrial services in Germany and the United Kingdom.

PRIMARY RAW MATERIALS

        The primary hydrocarbon material used in the Company's Parts Cleaner Service is a paraffinic hydro-treated petroleum fraction product that is purchased from petroleum refiners and suppliers through short-term purchase orders. It is not possible for the Company to accurately estimate the effect of possible future petroleum product shortages on the Company's operations or those of its customers. At the present time, the Company expects to be able to purchase required quantities of such solvent at acceptable prices. For a discussion of the effect of petroleum product price changes, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Effects of Petroleum Price Changes" appearing in Item 7 of this Annual Report on Form 10-K.

        The Company purchases a wide variety of other products and raw materials and has not experienced any major shortages in the past. The Company believes that sufficient alternative sources are available should it become necessary to replace its current sources of supply for these products and materials.


COMPETITIVE CONDITIONS

        The Company is the market leader in the United States in its Parts Cleaner, Paint Refinishing, Dry Cleaner and used oil collection services. In these services, the Company generally competes with local or smaller regional companies. In its Fluid Recovery Service, the Company generally competes with many firms engaged in the transportation, brokerage and/or disposal of hazardous wastes through recycling, fuels programs or incineration. The price at which Safety-Kleen sells its re-refined lube oil is primarily dictated by a market dominated by large multinational oil companies. For a more complete discussion of the market for the Company's lube oil, see the "Effects of Petroleum Price Changes" in the Management's Discussion and Analysis of Financial Condition and Results of Operations found under Item 7 of this Annual Report on Form 10-K.

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


EMPLOYEES

        At January 3, 1998, the Company had approximately 7,300 employees.

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

        In September 1992, the United States Environmental Protection Agency ("EPA") finalized regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The Company builds and operates its used oil facilities to standards similar to those required for hazardous waste facilities, and believes that its oil management standards are more protective of human health and the environment than current federal standards.

        Materials collected by the Company's Fluid Recovery Service are primarily recycled for reuse or processed into waste-derived fuel to be burned in kilns used in the production of cement. The majority of such waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts. Cement kilns are subject to regulations which govern the burning of hazardous wastes in boilers and industrial furnaces ("BIF regulations"). Facilities covered by the BIF regulations are required to submit periodic certifications of compliance. Every BIF facility that elects to continue to burn hazardous waste will also be required to obtain a RCRA operating permit. All of the kilns with which the Company has exclusive supply contracts have met their initial compliance certification requirements, and intend to continue to meet their periodic certification requirements in the future. These kilns are also in the process of obtaining their RCRA operating permits. The Company is assisting these kilns in complying with such regulations. None of the kilns utilized by the Company for disposition of the waste it collects are owned by the Company.

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

        CERCLA AND RELATED REQUIREMENTS. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") was originally enacted in December 1980, and amended in 1986 by the Superfund Amendments and Reauthorization Act ("SARA"). CERCLA creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties" ("PRPs"). Most EPA cleanup efforts are at sites listed or proposed for listing on the National Priorities List ("NPL"). Various states have also enacted statutes which contain provisions substantially similar to CERCLA.

        Generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a release of hazardous substances are made strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated "hazardous substances." Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

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

        CAPITAL AND CERTAIN OTHER EXPENDITURES RELATED TO THE ENVIRONMENT. A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $6 million for the year 1998 and $13 million in the aggregate, for the years 1999 through 2002 in order to comply with RCRA, the Clean Air Act and other environmental laws and regulations currently in effect in conjunction with the Company's existing business.

        In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or, in certain cases, changes the use of a hazardous waste management unit, formal closure procedures must be followed. These closure procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial cleanup work at the site. In addition, at certain of the Company's other operating sites, remedial cleanup work is required as part of the RCRA Corrective Action Program or other state and federal programs. As shown on the Company's Consolidated Balance Sheet and more fully described in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the Company has accrued liabilities of $41.3 million as of January 3, 1998 for remedial cleanup work, superfund site liability, closure activities and certain other environmental expenses related to its operating and previously closed sites.

        ENFORCEMENT ACTIONS. The Company's goal is to fully comply with all environmental regulations and other governmental requirements. The Company has instituted several programs to enhance compliance, including suspending site operations if appropriate corrective actions are not taken to remedy potential defects. The Company conducts regular audits of its facilities to assess compliance with federal and state environmental and safety laws and regulations. Any potential deficiencies are identified and a corrective action plan is prepared and implemented to eliminate the potential defect. In 1997, the Company conducted over 480 such audits. The Company regularly conducts corporate training courses and seminars focused on environmental control and safety regulations, in addition to on-going weekly field training for its site employees.

        While the Company's goal is to fully comply with all environmental regulations, given the Company's extensive operations, the technical aspects of the regulations and the varying interpretations of the requirements from jurisdiction to jurisdiction, the Company may face government enforcement proceedings and incur fines and penalties or expenses for remedial work from time to time. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies. In 1991, throughout its United States facilities, 201 regulatory proceedings were brought by state or federal authorities against the Company. The number of regulatory proceedings brought against the Company has declined each year since 1991 (I.E., there were 142 proceedings brought in 1992, 136 in 1993, 130 in 1994, 90 in 1995, 83 in 1996, and 62 in 1997). Administrative actions are counted in the year notice of the violation is received by the Company, regardless of when the inspection giving rise to the action was conducted. Some of the proceedings brought in 1997 resulted from inspections performed in previous years. Of these administrative actions in 1997, the majority of the alleged deficiencies related to incomplete or incorrect manifests and other shipping documents and alleged defects in site operating records, training record keeping and other paperwork. The Company processed approximately 1.2 million manifests and completed several million individual drum labels in 1997. Throughout its facility network, the Company maintains over 200 sets of operating records and logs in which millions of individual entries are made annually. A clerical error on a manifest, drum label or site paperwork can result in a violation notice.

        From time to time, the Company becomes subject to proceedings in which governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. Six such proceedings were pending against the Company at January 3, 1998.

        The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon. The Company paid in the aggregate less than $0.5 million in 1997 for environmental fines and penalties.

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


FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS
AND INDUSTRY SEGMENTS

        The Company operates primarily in one business segment--providing businesses with environmentally safe and convenient solutions for managing fluid waste and other recoverable resources. For a discussion of financial information relating to foreign and domestic operations and industry segments refer to Note 4 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.


EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company as of April 1, 1998 are:

              NAME         AGE                       POSITION
-------------------------  ---     -----------------------------------------
Donald W. Brinckman        67       Chairman of the Board and Chief Executive
                                    Officer

Joseph Chalhoub            52       President and Chief Operating Officer

Hyman K. Bielsky           43       Senior Vice President, General Counsel and
                                    Managing Director, European Operations

Roy D. Bullinger           49       Senior Vice President Business Management
                                    and Marketing

Robert J. Burian           60       Senior Vice President Human Resources

Andrew A. Campbell         51       Senior Vice President Finance and Chief
                                    Financial Officer

Michael H. Carney          50       Senior Vice President Marketing Services
                                    and Customer Care

David A. Dattilo           57       Senior Vice President Sales and Service

Scott E. Fore              43       Senior Vice President Environment, Health
                                    and Safety

F. Henry Habicht, II       44       Senior Vice President Corporate Development
                                    and Environment

Clark J. Rose              60       Senior Vice President Operations

Lawrence G. Davenport      55       Vice President Information Systems and
                                    Chief Information Officer

Scott D. Krill             35       Assistant General Counsel and Secretary

Laurence M. Rudnick        52       Treasurer

Clifford J. Schulz         46       Controller and Chief Accounting Officer

        Mr. Brinckman was named Chief Executive Officer of the Company on August 8, 1997, a position he previously held from 1968 to December 31, 1994. He served as President of the Company from 1968 to August 1990, and December 1991 to May 1993. Mr. Brinckman was appointed Chairman of the Company's Board of Directors in August 1990. Mr. Brinckman is also a director of Paychex, Inc., Rochester, New York and Snap-On Incorporated, Kenosha, Wisconsin. Mr. Brinckman is Chairman of the Executive Committee and is a member of the Environmental Committee.

        Mr. Chalhoub was named President and Chief Operating Officer of the Company on August 8, 1997. Previously he served as Senior Vice President Operations, Oil Recovery and Envirosystems since July 1995. Prior to that, he served as Senior Vice President, Oil Recovery since August 1990. In August 1991, Mr. Chalhoub was assigned the additional responsibilities of overseeing the processing and engineering departments. He was President of the Company's former subsidiary, Breslube Holding Corp., since May 1987.

        Mr. Bielsky was elected Senior Vice President General Counsel in
May 1993. He has also served as the Company's Managing Director of its European operations since 1996. Mr. Bielsky served as Assistant General
Counsel-Commercial since January 1990 and as Associate Counsel since joining the Company in 1987.

        Mr. Bullinger was named Senior Vice President Business Management and Marketing in June 1994. He served as Vice President
Sales-Central Division since 1985 and as a Regional Manager since joining the Company in 1975.

        Mr. Burian was appointed Senior Vice President Human
Resources in May 1993. He served as Senior Vice President Administration since August 1990. Mr. Burian joined the Company in July 1986, as Vice President Personnel.

        Mr. Campbell was named Senior Vice President, Finance and Chief Financial Officer in April of 1997. From 1994 to 1996, he served as President and earlier as Vice President, Finance and Chief Financial Officer for Duplex Products, Inc. He was Vice President, Finance and Chief Financial Officer of Simmons Upholstered Furniture, Inc. from 1991 to 1994. Prior to that, he held senior financial positions at General Electric Company and Navistar International Corporation.

        Mr. Carney was named Senior Vice President Marketing Services and Customer Care in June 1994. He served as Senior Vice President Marketing since August 1990 and Vice President Marketing since May 1987. He joined the Company in 1976, serving in various marketing positions until his appointment to Vice President Marketing.

        Mr. Dattilo was named Senior Vice President Sales and Service in August 1990. He served as Vice President Corporate Branch Sales and Service since January 1980.

        Mr. Fore was elected Senior Vice President Environment, Health and Safety in May 1993. He served as Vice President Environment, Health and Safety since August 1987, and was previously Associate General Counsel since joining the Company in 1985.

        Mr. Habicht joined the Company in March 1993. He served as Senior Vice President Strategic/Environmental Planning from March 1993 to July 1995. In July 1995, he assumed responsibility for Environment, Health and Safety and Corporate Accounts and became Senior Vice President of Corporate Development and Environment. Prior to joining the Company, he served as Deputy Administrator of the U.S. Environmental Protection Agency from 1989 to 1993.

       Mr. Rose was named Senior Vice President Operations in August 1997. He served as Vice President Manufacturing and Technical Services since July 1995 and as Vice President Technical Services since August 1989.
Mr. Rose joined the Company in June 1984 as the Manager of Recycle Center Operations.

        Mr. Davenport joined the Company in June 1995 as Vice President Information Services and Chief Information Officer. Prior to joining Safety-Kleen, Mr. Davenport was employed by JB Hunt Transport, Inc. since 1989 and served as Senior Vice President Information Services for that company since 1992.

        Mr. Krill was named Assistant General Counsel and Secretary in May 1997. He served as Associate Counsel since joining the Company in December 1993. Prior to that, Mr. Krill was an associate with the firm of Gibson, Dunn & Crutcher.

        Mr. Rudnick joined the Company in September 1979, and was appointed Treasurer in January 1980.

        Mr. Schulz was named Controller in December 1994. He served as Controller North American Operations and Assistant Controller Cost and Inventory since 1991 and 1987, respectively.


ITEM 2.  PROPERTIES

        The Company owns 13 solvent recycling plants in the U.S., Canada, Puerto Rico, the United Kingdom and Germany. In total, these plants have an annual recycling capacity of 67 million gallons of parts cleaner solvents and 41 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 10 million gallons. In addition, the Company owns 2 fuel blending facilities, located on leased land, and has an exclusive supply arrangement for its waste-derived fuel with a third facility. These three facilities have combined storage capacity of approximately 2 million gallons.

        The Company owns 2 oil re-refining plants with a combined annual re-refining capacity of 132 million gallons. These plants are located in Breslau, Ontario and East Chicago, Indiana.

        The Company leases 5 distribution facilities and owns 3 distribution facilities in the U.S., United Kingdom and Germany, averaging approximately 45,000 square feet. The Company has 19 accumulation centers across the U.S. Of these, 14 are owned and 5 are leased. A typical accumulation center is approximately 8,000 square feet. These centers serve branches by collecting drums of waste from the Fluid Recovery Service, Dry Cleaner Service, Paint Refinishing Service and other services. As truckload quantities are collected, they are transported from the accumulation centers to the recycling plants.

        In North America and Europe, the Company's sales and service representatives operate out of 230 branch facilities. Of these, approximately half are leased and half are owned. A typical branch is approximately 8,000 square feet.

        The Company owns a 106,000 square foot plant in New Berlin, Wisconsin, where parts cleaner machines are assembled and buffing pads are manufactured.

        The Company owns a 285,000 square foot corporate headquarters building located in Elgin, Illinois and a 66,000 square foot Technical Center located in Elk Grove Village, Illinois.

        The Company operates approximately 2,600 van-type vehicles, 570 straight tanker-type service vehicles and 770 pieces of over-the-road equipment, most of which are owned by the Company. The Company also operates approximately 1,000 leased railroad tanker cars.

ITEM 3.  LEGAL PROCEEDINGS

        Reference is made to "Item 1. Business," subcaption "Regulation," for information concerning certain environmental matters. The information set forth under the heading "CERTAIN LEGAL MATTERS" in the Company's Information Statement pursuant to Rule 14f-1 under the Securities Exchange Act of 1934 dated March 26, 1998 and filed herewith as Exhibit 99.1 (the "Information Statement") is incorporated herein by reference for information regarding certain other legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth interim period of the fiscal year ended January 3, 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET AND DIVIDEND INFORMATION

        The Company's common stock is traded on the New York Stock Exchange. The approximate number of record holders of the Company's common stock at January 3, 1998 was 7,267.

        The following table shows the range of common stock prices and cash dividends for the calendar quarters indicated. The quotations represent the high and low prices on the New York Stock Exchange as reported by THE WALL STREET JOURNAL.


                                    1997                   1996
                                   Prices                 Prices
            QUARTER       HIGH        LOW             HIGH          LOW
           ------------------------------------------------------------
        First             $18.75      $14.88          $15.75       $13.50
        Second            $16.00      $14.13          $17.00       $14.25
        Third             $21.88      $15.63          $18.13       $15.63
        Fourth            $29.00      $18.13          $17.25       $14.75


        The Company has paid cash dividends for 76 consecutive quarters since March 1979, including quarterly cash dividends of $0.09 per share in the first quarter of 1998 and all quarters of 1997 and 1996, and expects to continue its policy of paying a regular cash dividend prior to consummation of the Merger, although there is no assurance as to future dividends, which are dependent upon future earnings, capital requirements, the financial condition of the Company and other factors.


ITEM 6.  SELECTED FINANCIAL DATA

                                                      FISCAL YEAR
------------------------------------------------------------------------------------------------

                                1997(1)          1996       1995         1994          1993
------------------------------------------------------------------------------------------------
                                   (Expressed in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA
------------------------------------------------------------------------------------------------
Revenue                      $1,007,903      $923,126   $  859,251     $ 791,267      $795,508
Net earnings (loss)              63,170 (2)    61,109       53,303        50,094      (101,346)(3)
Earnings (loss) per share
      Basic                        1.08          1.05         0.92          0.87        (1.76) (3)
      Diluted                      1.07          1.05         0.92          0.87        (1.76) (3)
Cash dividends per share           0.36          0.36         0.36          0.36         0.36

BALANCE SHEET DATA
------------------------------------------------------------------------------------------------
Current assets               $  224,426    $  230,133      206,208       197,221      202,887
Current liabilities             155,443       157,793      162,676       165,455      149,415
Working capital                  68,983        72,340       43,532        31,766       53,472
Total assets                  1,034,706     1,044,823    1,009,050       973,444      950,664
Long-term debt                  214,234       276,954      283,715       284,125      288,633
Shareholders' equity            529,467       480,290      433,435       396,336      362,664

(1) Fiscal year 1997 was a fifty-three week year. All other years presented were fifty-two weeks.

(2) Includes approximately $3.2 million pre-tax charge to income for costs associated with the project to evaluate strategic alternatives initiated by the Company's Board of Directors in August 1997.

(3) Includes restructuring and special charges, net of tax benefit, of $136 million ($229 million pre-tax) or $2.36 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF 1997, 1996 AND 1995 FINANCIAL RESULTS.

        In 1997 and 1996, the Company's net earnings increased 3% and 15%, respectively, from the prior year. The following table sets forth for the periods indicated (i) percentages which certain items reflected in the financial data bear to consolidated revenue of the Company and (ii) the percentage increase (decrease) of such items as compared to the prior period.


                                                RELATIONSHIP TO             PERIOD TO PERIOD
                                                 CONSOLIDATED                   INCREASE
                                                    REVENUE                    (DECREASE)
                                                  FISCAL YEAR                 FISCAL YEARS
                                           1997       1996        1995      1997-96    1996-95
                                        ----------- ---------- ----------- ---------- -----------
Revenue                                    100.0%      100.0%     100.0%        9.2%       7.4%
  Operating costs and expenses              74.3        72.8       73.1        11.5        6.9
                                        ----------- ---------- -----------
Gross profit                                25.7        27.2       26.9         3.1        8.8
  Selling and administrative
    expenses                                13.7        14.3       14.2         5.2        7.6
  Restructuring (credit)                     -           -         (1.8)          -        N/A
  Special charge for environmental
    remediation costs                        -           -          1.4           -        N/A
                                        ----------- ---------- -----------
Operating income                            12.0        12.9       13.1         0.8        7.0
  Interest (income)                         (0.1)       (0.2)      (0.1)        1.1       43.5
  Interest expense                           1.8         2.1        2.4        (5.9)      (4.9)
  Merger related costs                       0.3         -          -           N/A          -
                                        ----------- ---------- -----------
Earnings before income taxes                10.0        11.0       10.8        (1.1)       9.9
  Income taxes                               3.7         4.4        4.6        (7.9)       3.5
                                        =========== ========== ===========
Net earnings                                 6.3%        6.6%       6.2%        3.4%      14.6%
                                        =========== ========== ===========


LIQUIDITY AND CAPITAL RESOURCES

        Capital spending in fiscal years 1997, 1996 and 1995 for additions of equipment at customers and property, excluding business acquisitions, totaled $56 million, $62 million and $78 million, respectively. These capital expenditures were financed by cash from operations. Long-term debt decreased by $63 million in 1997 and $7 million in 1996, while remaining unchanged during 1995.

        The Company expects its capital expenditures for equipment at customers and property additions for fiscal year 1998 will be approximately $70-75 million. The Company expects to be able to finance these expenditures entirely through internally generated funds. As more fully described in Note 6 to the Consolidated Financial Statements, the Company and its subsidiaries have lines of credit aggregating approximately $251 million. As of January 3, 1998, total borrowings under these lines were $58 million.

        A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $6 million in 1998 and $13 million in the aggregate for the fiscal years 1999 through 2002 in order to comply with current environmental laws and regulations in connection with the Company's existing business.

RESULTS OF OPERATIONS

REVENUES.

        Total revenue derived from the Company's North American services and European operations for each of the three fiscal years in the period ended January 3, 1998, are presented below:

                                                                            PERCENTAGE OF
                                                                         INCREASE (DECREASE)
                                   (Expressed in millions)                  FISCAL YEARS
                               1997          1996          1995         1996-97        1995-96
                           ------------- ------------- -------------- ------------- --------------
North America
   Industrial Services         $306.0        $271.8        $241.6          13%           13%
   Automotive/Retail
     Repair Services            268.0         245.0         239.7           9%            2%
   Oil Recovery
     Services                   156.3         150.8         129.0           4%           17%
   Other Service Areas          167.7         149.2         149.8          12%            -
                           -------------------------------------------
Total North America             898.0         816.8         760.1          10%            7%
Europe                          109.9         106.3          99.2           3%            7%
                           -------------------------------------------
Consolidated                 $1,007.9        $923.1        $859.3           9%            7%
                           ===========================================

        Revenues include sales of oil related products of $105.9, $103.5 and $91.4 million for fiscal years 1997, 1996 and 1995, respectively. Other sales of products were not material to the Consolidated Financial Statements.


NORTH AMERICAN INDUSTRIAL SERVICES.

        FLUID RECOVERY SERVICE. Revenue from the Company's North American Industrial Services includes Fluid Recovery Service revenue of $165.1 million in 1997, $143.0 million in 1996 and $122.8 million in 1995. Approximately 11 percentage points of the 16% increase in revenue experienced in 1997 is attributed to expansion of the Company's new lab-pack and pass-by waste programs introduced during 1996. The remaining 5 percentage point increase consists of an increase of approximately 3 percentage points due to price and an increase of approximately 2 percentage points due to volume. The 17% revenue increase experienced in 1996 reflects volume increases of approximately 15% and price increases of approximately 2%. This volume improvement is due, in part, to new product and service offerings.

        INDUSTRIAL PARTS CLEANER SERVICE. The North American Industrial Parts Cleaner Service accounts for the remaining North American Industrial Services revenue of $140.9 million in 1997, $128.8 million in 1996 and $118.8 million in 1995. The 9% revenue increase experienced in 1997 includes increases of 5% due to price and 4% due to volume. The 8% revenue increase experienced in 1996 included volume increases of approximately 3% and price increases of approximately 5%.

        The Company's Parts Cleaner Service has three volume components: the number of parts cleaner machines in service ("machines in service"); the frequency with which the machines are serviced ("service interval"); and the size or type of machines in service ("machine mix"). With respect to the first two components, revenue is favorably impacted by increases in the number of machines in service and the frequency with which those machines are serviced. With respect to machine mix, Safety-Kleen offers many different types of parts cleaning machines ranging from small units that are relatively inexpensive to larger, more complex units with significantly higher service charges. An increase in the percentage of higher-priced units in service favorably impacts revenue.

NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES.

        Approximately $15.3 million of the $23.0 million revenue increase in the Automotive/Retail Repair Services market was generated from the continued expansion of the Company's Vacuum Service business introduced during the second half of 1996. The Automotive Parts Cleaner Service increased approximately $4.1 million, or 2%, during 1997 due to an increase in price of 5%, offset by a volume decline of approximately 3%. The balance of the increase in revenue was largely due to a higher volume of absorbent sales.

        In 1996 as compared to 1995, higher revenue from the Automotive Parts Cleaner Service contributed $1.4 million to the North American Automotive/Retail Repair Services revenue increase. The remainder of the revenue increase came from the addition of new services, including the Company's Vacuum Services business. Price increases in the Company's Automotive Parts Cleaner Service, which averaged 5% in 1996, were partially offset by a 4% volume decline.


NORTH AMERICAN OIL RECOVERY SERVICES.

        The revenue increase of approximately $5.5 million in 1997 is primarily due to an increase of $5.7 million, or 13%, in the oil collection business with price increases and volume increases each contributing equally. A drop of 15% and 8% in the average selling prices of base and blended lube oils, respectively, resulted in a $9.5 million lower revenue in 1997 than 1996. This revenue decline was partially offset by an increase of approximately $8.1 million from an increase in the volume of total lube oil sales. The remainder of the change in revenue was generated primarily from increased fuel oil sales as a result of an acquisition made during the second quarter of 1996.

        The $21.8 million increase in revenue experienced in 1996 included approximately $10 million of revenue derived from acquisitions. Approximately 40% of the remaining revenue increase is attributable to more favorable pricing; 60% resulted from higher volume.


NORTH AMERICAN OTHER SERVICE AREAS.

        Revenue from Other Service Areas increased $18.5 million, or 12%, during 1997. Revenue from Imaging Services increased $7.1 million, or 33%, due primarily to higher branch service revenue volume. Revenue from the Company's Envirosystems business increased by $8.1 million, or 16%, during 1997 due mainly to higher volume. The remaining $3.4 million of higher revenue is primarily due to increased revenue in the Company's Paint Refinishing Services.

        In 1996, revenue from Other Service Areas was flat with 1995. Increases in Imaging Services revenue generated by the branch network were offset by a decline in revenue caused by the elimination of low-margin Imaging Services broker business.


EUROPE.

        The continued weakening of European currencies against the U.S. dollar decreased revenue by $7.0 million in 1997, compared to 1996. Exclusive of exchange rate changes, revenues in Europe increased by $10.5 million, or 10%, during 1997. Approximately 3 percentage points of this increase is attributable to price increases and the balance is attributable to volume.

        A weakening of European currencies against the U.S. dollar decreased revenue by approximately $1.8 million in 1996. Exclusive of exchange rate effects, revenues in Europe increased approximately 9%, as all major European operations (except the Envirosystems operations in Germany) showed revenue growth in local currency due mainly to higher volume.

OPERATING COSTS AND EXPENSES.

        The following table arrays the gross profit margins of the Company's North American services and European operations for each of the three fiscal years in the period ended January 3, 1998:

                                           1997          1996          1995
                                           ----          ----          ----
North America
   Industrial Services                       31%           31%          30%
   Automotive/Retail Repair Services         33%           36%          37%
   Oil Recovery Services                      7%           13%          15%
   Other Service Areas                       22%           21%          17%
Total North America                          25%           27%          27%
Europe                                       28%           25%          25%
Consolidated                                 26%           27%          27%


NORTH AMERICAN INDUSTRIAL SERVICES.

        The North American Industrial Services gross margin for 1997 was consistent with 1996 levels as the impact of lower margins earned on the new services due to startup costs were offset by improved margins earned on the established businesses.

        The North American Industrial Services gross margin for 1996 improved slightly from 1995 due mainly to lower recycling costs and improved pricing in the Fluid Recovery Service business caused by the reduction of price discounts.


NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES.

        The North American Automotive/Retail Repair Services margin decline of 3% in 1997 was largely attributed to service mix as a greater percentage of the revenue was generated by the Vacuum Services business and Aqueous Parts Cleaning business. These new businesses generate lower gross margins as they are currently being expanded throughout North America.

        The North American Automotive/Retail Repair Services gross margin in 1996 declined slightly from 1995 due to the impact of the new Vacuum Services business in the U.S. which was operating at approximately break-even at the gross profit level in 1996.


NORTH AMERICAN OIL RECOVERY SERVICES.

        The North American Oil Recovery Service margin decline of 6% in 1997 can be attributed to the decline of $9.5 million in revenue as a result of lower lube oil prices.

        While 1996 total gross profits of the Oil Recovery Services remained relatively unchanged from 1995, the gross profit margin declined by 2 percentage points in 1996. The decrease in margins is attributable principally to a 2% decline in the average selling price of base lube oil, increased cost of natural gas used at the Company's re-refineries, and lower margins earned on the $10 million of acquired business.

NORTH AMERICAN OTHER SERVICE AREAS.

        The improvement in gross margin in 1997 is generated by improved gross margins earned by the Imaging and Envirosystems businesses due to improved volume. The improvement generated from these businesses is partially offset by a change in revenue mix as a greater percentage of revenue is being generated from the Imaging business which, while improved, is still generating lower gross margin rates than the established businesses due to added costs associated with expanding the business across North America.

        The improved margin in Other Services in 1996 over 1995 resulted principally from the elimination of low-margin broker business in the Imaging Services business during 1996 and lower waste-derived fuel processing costs and other waste disposal costs.


EUROPE.

        The European gross profit improvement realized in 1997 over 1996 was due primarily to improved volume across all of Europe's major operations except the Company's German Envirosystem operations which declined slightly in 1997.

        The European gross profit margin in 1996 was unchanged from 1995. Lower gross profit earned in the Company's German Envirosystems operation, due to lower sales, were offset by improved margins in the other major operations in Europe.

        While foreign exchange rate changes resulted in a change in revenues, as previously discussed, the changes did not have a material impact on European gross margins. See Note 4 of Notes to Consolidated Financial Statement included in Item 8 of this Annual Report on Form 10-K for further information regarding European results of operations and investment.


SELLING AND ADMINISTRATIVE EXPENSES.

        The 5% increase in selling and administrative expenses in 1997 is largely due to the impact of the 53rd week and higher costs associated with the Company's upgrading of its computer systems. The Company's selling and administrative expenses as a percent of revenue has declined to 13.7% in 1997, from 14.3% in 1996, due to lower employee related costs as a percentage of revenue. Approximately $2.6 million of severance costs incurred in the third interim period of 1997 were offset by adjustments to pre-established reserves of a similar amount.

        The 8% increase in selling and administrative expenses the Company experienced in 1996, resulted primarily from additional employees and related employee expenses, increases in compensation and related benefits and business acquisitions.


RESTRUCTURING AND SPECIAL CHARGES.

        The Company adopted a restructuring plan in 1993 based on the conversion of its Parts Cleaner Service to new technology and other strategic actions to better focus the Company on its core environmental services, reduce its cost structure and improve the value of its services to its customers. In conjunction with the adoption of the plan, the Company recorded a restructuring charge of $179 million ($106 million after-tax or $1.84 per share). In 1993, the Company also recorded a $50 million charge ($30 million after-tax or $0.52 per share) representing a change in estimate for environmental remediation costs. In 1995, the Company recorded a $15.2 million (pre-tax) credit to income to reduce the amount of restructuring reserves established in 1993 to their expected required levels. In 1995, the Company also recorded a $12 million (pre-tax) charge to income to increase the reserves for environmental remediation at its facilities in North America based on its refinement of the estimate for such liabilities and its ongoing review of spending patterns. In 1996, the Company substantially completed all of its restructuring activities and reclassified the remaining reserves to "other accrued expenses" and "other liabilities" on the Company's Consolidated Balance Sheet.

INTEREST EXPENSE.

        Interest expense declined by $1.1 million in 1997 due to lower average borrowings as compared to 1996, offset partially by higher interest rates. Slightly lower interest rates offset partially by a slightly higher average debt balance resulted in a $1.0 million decrease in interest expense in 1996 as compared to 1995. Interest expense excludes $2.1 million of interest capitalized for each of the three fiscal years 1997, 1996 and 1995. The impact of the interest rate swaps executed in the United States and Germany in 1992 and 1993 and more fully explained in Note 6 to the Consolidated Financial Statements resulted in interest expense savings of $0.7, $0.1, and $1.6 million in 1997, 1996 and 1995, respectively.


MERGER RELATED COSTS.

        On August 8, 1997, the Company issued a press release stating that it had initiated a process to explore strategic alternatives for enhancing shareholder value and had engaged William Blair and Company, L.L.C. ("William Blair") to act as its financial advisor in connection therewith. As part of the process, 50 potential buyers executed confidentiality and standstill agreements (which were designed to encourage participation by creating a level playing field for all interested parties and to protect Safety-Kleen's interests). On November 20, 1997, the Company's Board of Director's ("Board") voted unanimously to approve a merger agreement with SK Parent Corp., a Delaware corporation owned equally by Phillip Services Corp., affiliates of Apollo Management, L.P. and affiliates of Blackstone Partners III, L.L.C. (the "SK Parent Merger Agreement").

        Laidlaw Environmental Services, Inc. ("Laidlaw Environmental") also contacted William Blair but repeatedly refused to execute a confidentiality and standstill agreement and participate in the process like other potential buyers. Laidlaw Environmental made an initial unsolicited exchange offer and two subsequent revised exchange offers in an attempt to purchase Safety-Kleen. After carefully reviewing the unsolicited offers from Laidlaw Environmental, the Board continued to recommend the SK Parent Merger Agreement.

        On March 9, 1998, the Company held a special meeting of shareholders for the sole purpose of voting on the SK Parent Merger Agreement. It was announced at the meeting, based on the advice of the Company's proxy solicitors, that the Company would not achieve the affirmative vote of two-thirds of all outstanding shares needed to approve the SK Parent Merger Agreement. The Board then terminated the SK Parent Merger Agreement. The Board also announced that it would begin negotiations with Laidlaw Environmental and would also continue to explore other strategic alternatives for enhancing shareholder value including, but not limited to, considering any new offers for the Company from any other interested parties.

        On March 16, 1998, the Company issued a press release stating the Board unanimously approved a definitive merger agreement ("Merger Agreement") with Laidlaw Environmental, providing for an exchange offer ("Exchange Offer") followed by a back-end merger ("Merger"; together with the Exchange Offer, the "Transaction"); the Merger Agreement provides for consideration per Safety-Kleen share of $18.30 plus 2.8 shares of Laidlaw Environmental Common Stock in both the Exchange Offer and the Merger.

        On April 1, 1998, Laidlaw Environmental accepted for exchange 56,138,238 shares, constituting approximately 94% of the outstanding shares of Safety-Kleen and announced it expected to consummate the Merger approximately
6 weeks thereafter. Also on April 1, 1998, the Inspectors of Election issued their Final Report of the vote on the SK Parent Merger Agreement, certifying that itreceived 21,256,083 votes for approval out of 59,209,387 shares outstanding and entitled to vote (I.E., 36% of the outstanding shares were voted in favor). The acceptance and exchange of tendered shares triggers the change of control provision included in the Company's 1985 and 1993 Stock
Option Plans and the 1988 Non-Qualified Stock Option Plan for Outside Directors which results in all granted options becoming 100% vested. Consistent with the Merger Agreement, each holder of stock options will receive a cash-out amount, with respect to each of his/her option shares, equal to the Exchange Offer consideration (valued for this purpose at $30.30) reduced by the option exercise price, provided that such holder agrees to the cancellation of all of his/her outstanding options. Also consistent with the Merger Agreement, each participant in the Employee Stock Purchase Plan will receive a cash-out payment equal to his/her contributions plus an amount equal to the number of shares subscribed for by the participant multiplied by the difference between such Exchange Offer consideration and the market price of the stock at the date of grant.

        The Company incurred $3.2 million in costs through January 3, 1998 in conjunction with the process described above. During 1998, the Company anticipates incurring approximately $140-160 million of additional costs related to the process consisting primarily of the $75 million of termination costs associated with the SK Parent Merger Agreement, compensation expense associated principally with the cash-out of the stock option plans and Employee Stock Purchase Plan described above and investment banking and legal fees associated with the process. These estimated costs do not include any severance related costs incurred as a result of the integration of the Company and Laidlaw Environmental.


INCOME TAXES.

        The effective income tax rate was 37% in 1997, 40% in 1996 and 42% in 1995. The effective tax rate in 1997 reflected lower non-deductible expenses in 1997 and the timing of certain tax benefits received in 1997 that were not received in 1996. The effective tax rate in 1996 declined due to the tax effects of the restructuring credits and remediation charges recorded in 1995. The effective income tax rate in 1995, before the restructuring credits and additional remediation charges, was 40%, which is consistent with 1996.

OTHER TRENDS, EVENTS AND UNCERTAINTIES

        The Company has committed significant human and capital resources to fully comply with all environmental laws, regulations and other governmental requirements. While the Company's goal is to achieve 100% compliance, given its extensive operations, the technical aspects of the regulations, and the varying interpretations of the requirements from jurisdiction to jurisdiction, the Company may face government enforcement proceedings and incur fines and penalties or expenses for remedial work from time to time. While the Company does not anticipate any such fines, penalties or expenses will have a material adverse impact on its financial condition, many environmental laws are written and enforced in a way in which the potential liability can be large, and it is always possible that the Company's actual liability in any particular case will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties or judgments, could have a material impact on the Company's results of operations for that period. The Company paid less than $0.5 million in 1997 and 1996 for environmental fines, penalties and forfeitures, compared to $1 million in 1995.

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

        In September 1997, the Company discovered that its East Chicago, Indiana main feed tank had become contaminated with polychlorinated biphenyls ("PCBs") resulting in approximately 4 million gallons of contaminated oil. The Company immediately notified the EPA and the Indiana Department of Environmental Management ("IDEM") of the problem. The Company believes that the IDEM and EPA will allow it to treat this contaminated material on-site. If the IDEM or EPA determine that off-site treatment is required, the cost of such treatment could be material to the results of operations in that period.

        In recent years, companies have generally endeavored to minimize the amount of waste they generate and reduce costs. These waste minimization and cost savings efforts have adversely affected demand for Safety-Kleen's services, although the Company believes that the small quantity generators of wastes it specializes in serving are not as greatly impacted by waste minimization efforts as larger generators. Certain Safety-Kleen service offerings are designed to help customers reduce waste.

        The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The
Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

        Laidlaw Environmental, in which Safety-Kleen shareholders are acquiring stock pursuant to the Transaction, and Safety-Kleen and certain of their direct and indirect subsidiaries each are large enterprises with operations in different markets. The success of any business combination, including the Merger, is in part dependent on the ability following the Merger to consolidate operations and efficiencies, economies of scale and related cost savings. The consolidation of operations, the integration of departments, systems and procedures and the reallocation of staff present significant management challenges. There can be no assurance as to the effect of the Merger on future consolidated results or as to the timing or extent to which cost savings and efficiencies anticipated by Laidlaw Environmental will be achieved.

        As a result of the Transaction, Safety-Kleen's new parent, Laidlaw Environmental will be highly leveraged with substantial debt service obligations, including principal and interest obligations with respect to bank debt of $2.1 billion. Therefore, Laidlaw Environmental will be particularly susceptible to adverse changes in its industry, the economy and the financial markets generally. In addition, Laidlaw Environmental's ability to obtain additional debt financing will be limited by restrictive covenants under the terms of its credit agreements and any other debt instruments and those limits on financing may therefore limit Laidlaw Environmental's ability to service its existing debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations.


EFFECTS OF PETROLEUM PRICE CHANGES

        Through its Oil Recovery operations, the Company re-refines and markets petroleum based products at prices that have generally been positively correlated to crude oil prices over the long-term. However, during the second half of 1996, sales prices for the Company's base lube oil declined by 15%, even though crude oil prices increased by approximately 20% from mid-year to year-end. The Company believes this lube oil selling price decline reflected the market's reaction to construction of a new large lube oil refinery in the U.S. and the expansion of a Canadian lube oil refinery which were expected to increase the North American lube oil industry's capacity by approximately 10%. The Company expects this added capacity will continue to negatively impact its base lube oil selling prices unless and until some of the older, less-efficient refineries in North America cease their operations. At the end of 1997, the Company's selling price of base lube oil had decreased by approximately 10% from the beginning of the year while the price of crude oil decreased by 27% during the same period.

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


PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE

        THIS REPORT CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS, INCLUDING FINANCIAL, OPERATING AND OTHER PROJECTIONS. THERE ARE MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, SUCH AS: DEVELOPMENTS RELATED TO THE MERGER AGREEMENT AND THE INTEGRATION OF SAFETY-KLEEN'S BUSINESS AND OPERATIONS WITH THOSE OF LAIDLAW ENVIRONMENTAL; ADOPTION OF NEW ENVIRONMENTAL LAWS AND REGULATIONS AND CHANGES IN THE WAY SUCH LAWS AND REGULATIONS ARE INTERPRETED AND ENFORCED; GENERAL BUSINESS CONDITIONS, SUCH AS THE LEVEL OF COMPETITION, CHANGES IN DEMAND FOR THE COMPANY'S SERVICES AND THE STRENGTH OF THE ECONOMY IN GENERAL; AND, PRICES FOR PETROLEUM BASED PRODUCTS. THESE AND OTHER FACTORS ARE

DISCUSSED IN THIS REPORT, AND OTHER DOCUMENTS THE COMPANY HAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Included below are the following financial statements and supplementary data for the Company:


                   Index to Consolidated Financial Statements

                                                                                     PAGE NO.
        Report of Independent Public Accountants........................................25

        Consolidated Statement of Operations for fiscal years 1997, 1996 and 1995.......26

        Consolidated Balance Sheets as of January 3, 1998 and December 28, 1996.........27

        Consolidated Statements of Shareholders' Equity for fiscal years
        1997, 1996 and 1995 ............................................................28

        Consolidated Statements of Cash Flows for fiscal years 1997, 1996 and 1995......29

        Notes to Consolidated Financial Statements......................................30-45



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SAFETY-KLEEN CORP.:

        We have audited the accompanying consolidated balance sheets of Safety-Kleen Corp. (a Wisconsin corporation) and Subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safety-Kleen Corp. and Subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.

                                            Arthur Andersen LLP

Chicago, Illinois
February 12, 1998, except with respect to the matters discussed in Note 12 as to which the date is April 1, 1998.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                             SAFETY-KLEEN CORP. AND SUBSIDIARIES

                         For the Fiscal Years Ended January 3, 1998,
                         December 28, 1996 , and December 30, 1995

                                                     1997             1996             1995
------------------------------------------------------------------------------------------------
                                             (Expressed in thousands, except per share amounts)

REVENUE                                           $1,007,903          $923,126         $859,251

         Operating costs and expenses                748,986           671,971          628,469

-------------------------------------------------------------------------------------------------

GROSS PROFIT                                         258,917           251,155          230,782

         Selling and administrative expenses         138,492           131,665          122,319

         Restructuring (credit)                            -                 -          (15,217)

         Special charge for environmental                  -                 -           11,956
         remediation costs

-------------------------------------------------------------------------------------------------

OPERATING INCOME                                     120,425           119,490          111,724

         Interest income                              (1,414)           (1,398)            (974)

         Interest expense                             18,108            19,240           20,230

         Merger related costs                          3,231                 -                -

-------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                         100,500           101,648           92,468

         Income taxes                                 37,330            40,539           39,165

-------------------------------------------------------------------------------------------------

NET EARNINGS                                         $63,170           $61,109          $53,303

=================================================================================================

EARNINGS PER SHARE:
         Basic                                       $1.08             $1.05            $0.92
         Diluted                                     $1.07             $1.05            $0.92

=================================================================================================

             The accompanying notes are an integral part of these financial statements.



                                 CONSOLIDATED BALANCE SHEETS
                             SAFETY-KLEEN CORP. AND SUBSIDIARIES
                         As of January 3, 1998 and December 28, 1996

ASSETS                                                   JANUARY 3, 1998      December 28, 1996
------------------------------------------------------ --------------------- ---------------------
                                                        (Dollars expressed in thousands, except
                                                                    per share data)
CURRENT ASSETS
    Cash and cash equivalents                                  $11,202               $10,648
    Trade accounts receivable, less allowances of
      $7,634 and $8,416, respectively                          131,092               132,436
    Inventories                                                 51,339                49,971
    Deferred tax assets                                         10,694                11,973
    Prepaid expenses and other                                  20,099                25,105
------------------------------------------------------ --------------------- ---------------------
                                                               224,426               230,133
------------------------------------------------------ --------------------- ---------------------
EQUIPMENT AT CUSTOMERS AND COMPONENTS, AT COST LESS
accumulated depreciation of $44,928 and $45,811,
respectively                                                   127,631               124,491
------------------------------------------------------ --------------------- ---------------------
PROPERTY, AT COST
    Land                                                        50,130                49,340
    Buildings and improvements                                 243,619               238,296
    Leasehold improvements                                      35,894                34,168
    Machinery and equipment                                    431,890               421,134
    Autos and trucks                                           124,999               129,319
------------------------------------------------------ --------------------- ---------------------
                                                               886,532               872,257
    Less accumulated depreciation and amortization             384,422               349,921
------------------------------------------------------ --------------------- ---------------------
                                                               502,110               522,336
------------------------------------------------------ --------------------- ---------------------
INTANGIBLE ASSETS, AT COST
    Goodwill                                                    91,219                92,112
    Other                                                      148,885               122,203
------------------------------------------------------ --------------------- ---------------------
                                                               240,104               214,315
    Less accumulated amortization                               95,568                77,106
------------------------------------------------------ --------------------- ---------------------
                                                               144,536               137,209
------------------------------------------------------ --------------------- ---------------------
OTHER ASSETS
    Deferred tax assets                                         20,607                24,135
    Other                                                       15,396                 6,519
------------------------------------------------------ --------------------- ---------------------
                                                                36,003                30,654
------------------------------------------------------ --------------------- ---------------------
                                                            $1,034,706            $1,044,823
====================================================== ===================== =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------ --------------------- ---------------------
CURRENT LIABILITIES
    Current Maturities of Long Term Debt                           $37                    $-
    Trade accounts payable                                      75,284                69,684
    Accrued salaries, wages and employee benefits               29,769                25,510
    Other accrued expenses                                      28,343                29,237
    Insurance reserves                                          12,614                13,621
    Accrued environmental liabilities                            8,382                 8,941
    Income taxes payable                                         1,014                10,800
------------------------------------------------------ --------------------- ---------------------
                                                               155,443               157,793
------------------------------------------------------ --------------------- ---------------------
LONG-TERM DEBT, LESS CURRENT PORTION                           214,234               276,954
------------------------------------------------------ --------------------- ---------------------
DEFERRED TAX LIABILITIES                                        65,607                49,849
------------------------------------------------------ --------------------- ---------------------
ACCRUED ENVIRONMENTAL LIABILITIES                               32,888                40,260
------------------------------------------------------ --------------------- ---------------------
OTHER LIABILITIES                                               37,067                39,677
------------------------------------------------------ --------------------- ---------------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)
------------------------------------------------------ --------------------- ---------------------
SHAREHOLDERS' EQUITY
    Preferred stock ($.10 par value; authorized                      -                     -
      1,000,000 shares; none issued)
    Common stock ($.10 par value; authorized
      300,000,000 shares; issued and outstanding                 5,919                 5,825
      59,191,462 shares and 58,246,939 shares,
      respectively)
    Additional paid-in capital                                 212,504               192,755
    Retained earnings                                          338,318               296,225
    Cumulative translation adjustments                         (27,274)              (14,515)
------------------------------------------------------ --------------------- ---------------------
                                                               529,467               480,290
------------------------------------------------------ --------------------- ---------------------
                                                            $1,034,706            $1,044,823
====================================================== ===================== =====================
          The accompanying notes are an integral part of these financial statements.


                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             SAFETY-KLEEN CORP. AND SUBSIDIARIES
                         For The Fiscal Years Ended January 3, 1998,
                           December 28, 1996 and December 30, 1995

                                                                            MINIMUM
                              TOTAL       COMMON      ADDITIONAL            PENSION     CUMULATIVE
                          SHAREHOLDERS'   STOCK       PAID-IN    RETAINED   LIABILITY   TRANSLATION
                              EQUITY     $.10 PAR     CAPITAL   EARNINGS      ADJ.     ADJUSTMENTS
                                          VALUE
--------------------------- ------------ ----------- ---------- ---------- ----------- -----------
                                                  (Expressed in thousands)
Balance at
  December 31, 1994          $396,336      $5,775    $184,789   $223,569         $0    ($17,797)
Net earnings                   53,303           -           -     53,303          -           -
Cash dividends                (20,820)          -           -    (20,820)         -           -
Stock options exercised
  and related tax benefits      1,588          12       1,576          -          -           -
Minimum pension liability
  adjustment                   (1,226)          -           -          -     (1,226)          -
Change in cumulative
  translation adjustment        4,254           -           -          -          -       4,254

--------------------------- ------------ ----------- ---------- ---------- ----------- -----------
Balance at December 30,      $433,435      $5,787    $186,365   $256,052    ($1,226)   ($13,543)
  1995
Net earnings                   61,109           -           -     61,109          -           -
Cash dividends                (20,936)          -           -    (20,936)         -           -
Stock issued for business
  acquired                      4,847          27       4,820          -          -           -
Stock options exercised
  and related tax benefits      1,581          11       1,570          -          -           -
Minimum pension liability
  adjustment                    1,226           -           -          -      1,226           -
Change in cumulative
  translation adjustments        (972)          -           -          -          -        (972)

--------------------------- ------------ ----------- ---------- ---------- ----------- -----------
Balance at December 28,      $480,290      $5,825    $192,755   $296,225         $0    ($14,515)
  1996
Net earnings                   63,170           -           -     63,170          -           -
Cash dividends                (21,077)          -           -    (21,077)         -           -
Stock options exercised
  and related tax benefits     19,843          94      19,749          -          -           -
Change in cumulative
  translation adjustments     (12,759)          -           -          -          -     (12,759)

--------------------------- ------------ ----------- ---------- ---------- ----------- -----------
Balance at January 3, 1998   $529,467      $5,919    $212,504   $338,318         $0    ($27,274)
=========================== ============ =========== ========== ========== =========== ===========

          The accompanying notes are an integral part of these financial statements.



                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                             SAFETY-KLEEN CORP. AND SUBSIDIARIES
                         For The Fiscal Years Ended January 3, 1998,
                           December 28, 1996 and December 30, 1995

                                                              1997           1996          1995
-----------------------------------------------------------------------------------------------------
                                                                   (Expressed in thousands)
Cash flows from operating activities:
   Net earnings                                             $63,170        $61,109       $53,303
-----------------------------------------------------------------------------------------------------
   Adjustments to reconcile net earnings to net cash
   provided
     by operating activities
      Depreciation of equipment at customers and property    60,815         60,830        61,681
      Amortization of intangible and other assets            20,195         16,911        16,120
      Provisions for doubtful accounts receivable             4,228          4,556         4,225
      Change in deferred income tax assets and
      liabilities, net                                       13,680         15,297        26,504
      Other                                                   9,492          9,461         2,584
   (Increase) decrease in assets, net of effects from business acquisitions:
      Trade accounts receivable                              (2,050)       (25,251)       (8,433)
      Inventories                                            (1,368)       (13,499)       (1,088)
      Prepaid expenses and other                              2,219         (5,152)       (2,001)
   Increase (decrease) in liabilities, net of effects from business acquisitions:
      Trade accounts payable and accrued expenses             4,188          1,990           703
      Environmental liabilities                              (7,931)        (5,073)        4,459
      Restructure and other liabilities                      (2,624)        (5,234)      (33,115)
-----------------------------------------------------------------------------------------------------
   Total adjustments                                        100,844         54,836        71,639
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   164,014        115,945       124,942
-----------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
   Equipment at customers additions                         (20,869)       (23,854)      (34,874)
   Property additions                                       (35,162)       (37,670)      (43,235)
   Payment for business acquisitions, net of cash
     acquired                                               (13,458)       (26,651)      (12,682)
   Other assets additions, net                              (26,962)       (13,158)      (12,671)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                       (96,451)      (101,333)     (103,462)
-----------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
   Net borrowings (payments) under line-of-credit
     agreements                                             (62,684)        (6,760)      (51,565)
   Proceeds from issuance of senior notes                         -              -        50,000
   Proceeds from stock option exercises                      16,940          1,576         1,930
   Cash dividends paid                                      (21,077)       (20,936)      (20,820)
-----------------------------------------------------------------------------------------------------
Net cash from (used in) financing activities                (66,821)       (26,120)      (20,455)
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                        (188)           (82)          198
-----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                554        (11,590)        1,223
Cash and cash equivalents at beginning of year               10,648         22,238        21,015
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $11,202        $10,648       $22,238
=====================================================================================================
Supplemental Information:
   Cash paid during the year for:
      Interest (net of amount capitalized)                  $18,957        $19,607       $18,997
      Income taxes (net of refunds received)                 23,955         27,547        11,231
   Consideration given up and liabilities assumed in
     business acquisitions                                   16,706         30,858        17,268

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


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1997 has fifty-three weeks while fiscal years 1996 and 1995 have fifty-two weeks.

EQUIPMENT AT CUSTOMERS AND RELATED DEPRECIATION

        Equipment at customers is capitalized at manufactured or purchased cost. Depreciation is computed using the straight-line method over a period of 3 to 13 years, commencing when the units are placed in service.

PROPERTY AND RELATED DEPRECIATION

        Land, buildings and improvements, leasehold improvements, machinery and equipment, and autos and trucks are capitalized at cost. Items of an ordinary repair or maintenance nature are charged directly to operating expense. Improvement costs are capitalized and charged to operations over the shorter of the improvement life or the related asset life. Depreciation is computed principally using the straight-line method over the estimated useful lives as follows: buildings and improvements 5 to 40 years; machinery and equipment 2 to 20 years; autos and trucks 4 to 10 years; and leasehold improvements over the shorter of 5 to 10 years, or the remaining term of the lease.


INTANGIBLE ASSETS AND RELATED AMORTIZATION

        Goodwill consists primarily of the cost of acquired businesses in excess of market value of net assets acquired. Goodwill is being amortized on a straight-line basis over forty years or less. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted operating income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

        Other intangible assets consist primarily of costs to obtain customers and computer software. Amortization of other intangible assets is computed using the straight-line method over the expected life of the intangible asset, which principally ranges from 2 years to 10 years. The Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining useful life of any of the other intangible assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that other intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows, over the remaining lives of the intangibles in measuring whether such intangibles are recoverable.

ENVIRONMENTAL REMEDIATION COSTS AND LIABILITIES

        The Company has recorded estimates for remediation costs relating to all operating and previously closed sites prior to conducting detailed individual site investigations to ascertain the existence and extent of contamination. Such estimates are based on the Company's past experience in remediating such sites. The Company reviews the adequacy of its liability for environmental remediation on a periodic basis and records adjustments to the costs and liabilities accordingly. In 1995, the Company recorded a $12 million pre-tax charge to refine its estimates of environmental liabilities based on its ongoing review of spending patterns.


EARNINGS PER SHARE (EPS)

        Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128 on "Earnings Per Share", which requires the presentation of basic and diluted earnings per common share for all periods presented.

        Basic EPS amounts are based on the weighted average number of shares of common stock outstanding of 58,414,996, 58,088,894 and 57,813,488 for fiscal years 1997, 1996 and 1995, respectively, while diluted EPS amounts are based on the weighted average number of shares of common stock outstanding during the year and the effect of dilutive stock options and warrants. For fiscal years 1997, 1996 and 1995, the effect of potentially dilutive stock options and warrants were 510,685, 63,461 and 43,456 shares, respectively. The Company had additional stock options of 1,388,504, 3,454,836 and 3,498,286 at January 3, 1998, December 28, 1996 and December 30, 1995, respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share.


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


FOREIGN CURRENCY TRANSLATION

        The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of the subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in cumulative translation adjustments, a separate component of shareholders' equity. Income and expense items are translated at average period rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings in the period in which they occur and are not material.


REVENUE RECOGNITION

        Revenues are recorded at the time of performance of services or shipment of products. Revenue includes sales of oil related products totaling, $105.9, $103.5 and $91.4 million for fiscal years 1997, 1996 and 1995, respectively. Other sales of products were not material to the Consolidated Financial Statements.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to be consistent with current year presentation.


NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 on "Reporting Comprehensive Income," and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting comprehensive income in financial statements and SFAS No. 131 expands certain reporting and disclosure requirements for segments from current standards. The Company is not required to adopt these statements until 1998 and is currently reviewing the impact of these new standards.


3.      ACQUISITIONS

        All acquisitions made during the three fiscal years ended January 3, 1998 were accounted for using the purchase method and, accordingly, their operating results have been included in the Company's Consolidated Statements of Operations only since the respective dates of acquisition. The acquisitions were not material either individually or in the aggregate.


4.      SEGMENT INFORMATION

        The Company and its subsidiaries operate in the United States, the Commonwealth of Puerto Rico, Canada, the United Kingdom, the Republic of Ireland, France, Belgium, Italy, Germany, and Spain. A summary of certain data with respect to these operations for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 is presented below:

                                               1997              1996             1995
                                          ---------------- ----------------- ----------------
                                                      (Expressed in thousands)
REVENUE
        United States and Puerto Rico         $834,680       $  754,271        $  698,792
        Canada                                  63,345           62,529            61,286
        Europe                                 109,878          106,326            99,173
----------------------------------------- ---------------- ----------------- ----------------
Consolidated                               $ 1,007,903       $  923,126        $  859,251
========================================= ================ ================= ================
TOTAL ASSETS
        United States and Puerto Rico         $802,602       $  788,521        $  766,276
        Canada                                  73,265           75,750            68,482
        Europe                                 158,839          180,552           174,292
----------------------------------------- ---------------- ----------------- ----------------
Consolidated                               $ 1,034,706       $1,044,823        $1,009,050
========================================= ================ ================= ================
NET EARNINGS
        United States and Puerto Rico        $  54,178       $   56,092        $   44,446
        Canada                                     656            1,614             3,751
        Europe                                   8,336            3,403             5,106
----------------------------------------- ---------------- ----------------- ----------------
Consolidated                                 $  63,170       $   61,109        $   53,303
========================================= ================ ================= ================


        In 1997, based on the Company's ongoing review of its accrued environmental liabilities, approximately $2.0 million of excess reserves in Europe were reversed and a $2.0 million charge was recorded in the United States to cover estimated remediation costs. This transfer only impacted net earnings by segment and had no impact on consolidated net earnings.

        In 1995, the Company recorded a $15.2 million pre-tax credit to income for the writedown of restructuring reserves previously established in 1993 and the $12 million pre-tax charge for the refinement of the Company's environmental remediation reserves at its facilities in North America.

        The net earnings, by segment, excluding the 1997 transfer of environmental reserves and the 1995 adjustments to restructuring and accrued environmental liabilities, were as follows:


                                               1997              1996             1995
                                          ---------------- ----------------- ----------------
                                                       (Expressed in thousands)
United States and Puerto Rico                  $55,378          $56,092           $49,383
Canada                                             656            1,614             1,856
Europe                                           7,136            3,403             2,064
----------------------------------------- ---------------- ----------------- ----------------
    Total                                      $63,170          $61,109           $53,303
========================================= ================ ================= ================

        The Company operates primarily in one business segment - providing businesses with environmentally safe and convenient solutions for managing fluid waste and other recoverable resources.


5.      INVENTORIES

        The Company's inventories consist primarily of solvent, oil and supplies. LIFO inventories at January 3, 1998 and December 28, 1996 were $5.5 million and $4.8 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost) inventories would have been $0.4 and $0.3 million higher at January 3, 1998 and December 28, 1996, respectively. The Company's inventories consist of the following:


                                                 JANUARY 3, 1998       December 28, 1996
                                               --------------------- ----------------------
                                                        (Expressed in thousands)
           Oil                                         $12,759               $14,997
           Solvent, Drums and Other                     38,580                34,974
           ----------------------------------- --------------------- ----------------------
                   Total                               $51,339               $49,971
           =================================== ===================== ======================


6.      FINANCIAL ARRANGEMENTS AND LONG-TERM DEBT

        Long-term debt at January 3, 1998 and December 28, 1996 consisted of the following:

                                                       JANUARY 3, 1998      December 28, 1996
                                                     --------------------- ---------------------
                                                              (Expressed in thousands)
9.25% Senior Notes due in 1999                               $ 100,000              $100,000
8.05% Senior Notes due in 1998                                  50,000                50,000

Unsecured notes payable to banks under financing agreements:
    Revolving lines of credit                                   47,000                67,990
    Uncommitted lines of credit                                 11,192                52,897
Other                                                            6,079                 6,067
---------------------------------------------------- --------------------- ---------------------
                                                               214,271               276,954
Less-current portion                                                37                     0
---------------------------------------------------- --------------------- ---------------------
Total long-term debt                                          $214,234              $276,954
==================================================== ===================== =====================

The long-term debt as of January 3, 1998 is due as follows:

                                    EXPRESSED IN THOUSANDS
                             1999                          $100,091
                             2000                           108,653
                             2001                             5,190
                             2002                                60
                             2003 and thereafter                240

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

        In May 1992, the Company executed interest rate swap agreements that effectively convert $100 million of its fixed-rate borrowings into variable rate obligations. These swap agreements expire in September 1999. In April 1993, the Company executed an interest rate swap agreement that converted these $100 million variable rate obligations to a fixed rate. This agreement expired in September 1996. The effect of these swaps reduced the interest rate on the Notes from 9.25% to 7.08% through September 1996. Effective September 1996, the interest rate reverted back to a variable rate. The variable rate is based on the U.S. Dollar London Interbank Offered Rate (LIBOR) determined at 6-month intervals. At January 3, 1998, the effective variable rate of interest on these borrowings was 7.9%.

        In May 1992, at the same time the Company entered into the $100 million interest rate swap agreement, the Company entered into an interest rate cap agreement, which protects the Company from rising interest rates. The cap has a notional amount of $100 million, and expires on September 12, 1999. The cap effectively limits the Company's interest rate exposure to 13.92% if LIBOR exceeds 12%. The premium paid on the cap is being amortized to interest expense over the term of the cap.

        The Company has a U.S. revolving credit agreement totaling $160 million, which expires in March 2000. The agreement provides for interest rates to be determined at the time of the borrowing based on a choice of formulas as specified in the agreement. The Company currently benefits from a competitive bid option under the agreement which ensures that favorable market rates of interest are secured. A facility fee based on the Company's credit ratings is paid on the total amount of the line of credit. At January 3, 1998, $47 million of borrowings were outstanding at an average interest rate of 6.2%.

        At January 3, 1998, the Company had uncommitted lines of credit totaling $82 million. Borrowings under these lines were approximately $11 million at an average interest rate of 6.1%.

        The Company has the ability to convert other bank borrowings to its revolving credit facilities. Since the committed facilities extend beyond 1998 and the Company intends to renew these obligations, $63 million of the loans payable to banks have been classified as long-term debt.

        The Company's German subsidiary had a revolving credit agreement totaling 76 million Deutschmarks (DM) (U.S. $42 million) that extended credit until December 1997. The interest rate determined at the time of each borrowing was 6-month LIBOR plus 0.5%. A commitment fee of 0.125% per annum was paid quarterly on the unused portion of the facility. On December 15, 1997, Safety-Kleen Corp.'s USA parent company purchased the outstanding credit facility of the German subsidiary totaling approximately DM 71 million (U.S. $40 million) from Deutsche Bank for approximately $40 million. This note was purchased through the use of additional U.S. borrowings through its revolving credit facility.

        In May 1992, the Company's German subsidiary executed an interest rate swap agreement which expired in May 1997. The interest rate on DM 70 million (U.S. $39 million) was swapped from rates based on 6-month DM LIBOR to rates based on 6-month U.S. Dollar LIBOR.

        At January 3, 1998, the Company's other subsidiary operations have miscellaneous line of credit agreements totaling $9 million (U.S.). At January 3, 1998, there were no borrowings under these lines of credit.

        The Company's remaining interest rate swap agreement has been entered into with major financial institutions which are expected to fully perform under the terms of the agreements. The Company monitors the credit ratings of these counterparties and considers the risk of default to be remote.

        Interest expense excludes $2.1 million of interest capitalized for each of the three fiscal years 1997, 1996 and 1995.

        The fair value of the interest rate swap agreements and the interest cap agreement noted above was approximately $1.8 and $2.1 million greater than the Company's carrying value at January 3, 1998 and December 28, 1996, respectively. This fair value is determined by obtaining quotes from brokers who regularly deal in these types of financial instruments. These interest rate swaps have resulted in a net savings of $0.7, $0.1, and $0.6 million in 1997, 1996, and 1995, respectively.

        In January 1995, the Company entered into a note purchase agreement with two insurance companies, under which the Company borrowed $50 million at a fixed interest rate of 8.05% for 3 years expiring in January, 1998. Proceeds from the note were used to repay existing bank borrowings. At the end of fiscal year 1997, the Company classified the $50 million in debt as non-current as it was the Company's intention to repay the notes through the use of additional bank borrowings under its revolving credit facilities. This action was consummated at the end of January 1998.

        The Company's credit agreements include provisions, among others, relative to maintenance of minimum shareholders' equity and certain financial ratios. At January 3, 1998, the Company's required minimum shareholders' equity was $465 million and the Company was in compliance with its loan provisions.


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


STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

        The Company has the following stock option and employee stock purchase plans:

        1. The 1985 and 1993 Stock Option Plans (The "Option Plans")
        2. The 1988  Non-Qualified  Stock Option Plan for Outside
           Directors (The  "Directors' Plan")
        3. The Employee Stock Purchase Plan (the "ESPP")

        The Company accounts for these plans under Accounting Principles Board
(APB) Opinion No. 25 under which no compensation has been recognized at the date of grant. Had compensation costs for these plans been determined based on the fair value at the date of grant consistent with SFAS No. 123, on "Accounting for Stock-Based Compensation," the Company's net income and earnings per share ("EPS") for fiscal years 1997, 1996 and 1995 would have been reduced to the following pro-forma amounts:


                                              1997               1996               1995
                                        ------------------ ------------------ ------------------

Net Income:          As Reported              $63,170            $61,109            $53,303
(in thousands)       Pro Forma                $60,134            $59,398            $52,235

Basic EPS:           As Reported                $1.08              $1.05              $0.92
                     Pro Forma                  $1.03              $1.02              $0.90

Diluted EPS:         As Reported                $1.07              $1.05              $0.92
                     Pro Forma                  $1.02              $1.02              $0.90

        The fair value of each option granted under the Option Plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995.


                                               1997        1996        1995
                                             ---------- ----------- -----------

                Expected Lives (Years)           5.45       6.00        6.00
                Dividend Yield                   1.99%      1.68%       1.46%
                Expected Volatility             27.23%     30.74%      30.50%
                Risk Free Interest Rate          6.13%      5.41%       7.44%

        The weighted average fair value of the shares granted under the Option Plans in fiscal years 1997, 1996 and 1995 would be $5.17, $5.09 and $6.24, respectively. No grants were made in 1997, 1996 and 1995 under the Directors' Plan. The cost per ESPP share granted in 1997, 1996 and 1995 would be $3.46, $3.30 and $3.49, respectively, based on a 10% discount on share price and a Black-Scholes value of a 13-month option with a 2.08%, 2.23% and 2.23% dividend yield rate in 1997, 1996 and 1995, respectively.

        Because the SFAS No. 123 method of fair-value accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        At the Annual Meeting of Shareholders held in May 1996, the shareholders approved an increase in the number of shares available for grant under the Option Plans by 2,500,000 shares to a total of 8,437,500 shares. Under the Option Plans, shares of the Company's common stock may be granted to officers and other key employees at a price of 100% of the quoted market price at date of grant. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options. Stock Appreciation Rights (SARs) may be granted in conjunction with Non-Qualified Stock Options whereby the grantee may surrender exercisable Non-Qualified Options and receive a cash payment equal to the difference between the option price and the market value of the common stock on the exercise date. The exercise of Incentive Options, Non-Qualified Options and SARs are subject to conditions as determined at the time of grant by the Compensation Committee of the Board of Directors. All options granted since May 1990 have been for a 10-year life with 25% vesting per year beginning one year from the date of grant. In November 1994, the Board extended the expiration date on all stock options granted from February 1987 through May 1990 from their original expiration date to November 30, 2004.

        Under the Directors' Plan, options to purchase up to 300,000 shares of the Company's common stock may be granted to outside Directors at a price of 100% of the quoted market price at the date of grant. Under the terms of the Directors' Plan, each outside Director was granted an option to purchase 15,000 shares at the time the plan was adopted. Any new outside Director elected or appointed after the date the plan was adopted would also be granted an option to purchase 15,000 shares of the Company's common stock upon taking office. The Directors' Plan also provides that a second option to purchase 15,000 shares be granted to each outside Director on the fifth anniversary of their initial grant of options if such Director is still serving on the Board at that time. Options vest 25% annually, on a cumulative basis, starting one year from date of grant and terminate ten years after the grant date.

        The Option Plans and the Directors' Plan include a change of control provision that results in all shares granted under these plans become 100% exercisable should a change of control take place.

        Under the ESPP, a total of 1,500,000 shares of the Company's common stock may be purchased by employees of the Company and designated subsidiaries, through payroll deductions, at 90% of the lower of the quoted closing market price on the date of grant or the quoted closing market price on June 30 in the year following the date of grant. Under the plan, all full-time employees (except officers of the Corporation) of the Company and designated subsidiaries on the grant date who were continuously employed since January 1 of the year in which the grant date occurs (subject to certain restrictions on percentage of ownership outlined in the ESPP) are eligible to participate. The Company had an employee stock purchase plan ("Old ESPP") which was in effect from 1990 through 1994. Under terms of the Old ESPP, no further grants to purchase shares could be made after December 31, 1994. Therefore, 66,188 shares granted under the Old ESPP in 1994 that were canceled in 1995 have expired.

        A summary of the status of the Company's stock option plans and the employee stock purchase plans for the three fiscal years ended January 3, 1998 is presented below:


                                                         Weighted                   Available
                           Shares       Price Range      Avg. Ex.    Exercisable    for Future
                                                          Price                       Grants
----------------------- ------------- ---------------- ------------- ------------- -------------
Outstanding Options
@ 12/31/94                  3,239,275   $13.50-$32.25         $20.54   1,829,500     2,365,479
----------------------- ------------- ---------------- ------------- ------------- -------------

1995 Activity:
     Expired                                                                           (66,188)
     Authorized                                                                      1,500,000
     Granted              1,228,846   $15.41-$16.88         $16.15
     Exercised             (133,992)  $13.50-$15.63         $14.40
     Canceled              (233,762)  $13.50-$32.25         $19.05
----------------------- ------------- ---------------- ------------- ------------- -------------

Outstanding Options @
12/30/95                  4,100,367   $13.50-$32.25         $19.51     2,142,623     2,804,207

1996 Activity:
     Authorized                                                                   2,500,000
     Granted                977,759   $14.25-$17.50         $15.13
     Exercised             (102,536)  $13.50-$16.25         $15.37
     Canceled              (115,789)  $13.50-$32.25         $16.99
----------------------- ------------- ---------------- ------------- ------------- -------------

Outstanding Options @
12/28/96                  4,859,801   $13.50-$32.25         $18.78     2,718,193     4,442,237

1997 Activity:
     Granted              1,218,393   $14.17-$17.13         $16.78
     Exercised             (944,523)  $13.50-$26.75         $17.93
     Canceled              (214,815)  $13.50-$32.25         $17.21
----------------------- ------------- ---------------- ------------- ------------- -------------

Outstanding Options @
1/3/98                    4,918,856   $13.50-$32.25         $18.51     2,517,985     3,438,659
----------------------- ------------- ---------------- ------------- ------------- -------------

                                       37

STOCK WARRANTS

        The Company, on January 27, 1995 issued 200,000 stock warrants in conjunction with an acquisition. These warrants give the owner of stock warrants the right to purchase up to 200,000 shares of the Company's common stock at a price of $17.79 per share and expire on January 27, 2000.

        The following table summarizes information about the Company's stock option plans, employee stock purchase plan and stock warrants outstanding at January 3, 1998.

                                Options/Warrants                      Options/Warrants Exercisable
                  ------------------------------------------------  --------------------------------
Weighted-Average
   Remaining                                                                                Weighted
  Contractual         Number         Range of     Weighted-Average       Number             Average
  Life (Years)      Outstanding   Exercise Prices Exercise Price         Exercisable     Exercise Price
----------------- ------------------------------------------------  -----------------------------------
       1             252,935       $13.50 -$19.46        $  16.84          132,839           $ 19.22
       1              56,325        24.00 - 32.00           29.01           56,325             29.01
       2             216,650        13.50 - 19.33           17.62          214,287             17.65
       2              30,100        24.00 - 32.00           28.45           30,100             28.45
       3               2,063        13.50 - 16.25           15.88            1,225             15.68
       3             245,875        24.00 - 32.25           31.96          245,875             31.96
       4              10,101        13.50 - 19.42           16.10            6,201             16.36
       4             190,725        24.00 - 32.25           27.12          190,725             27.12
       5              34,050        13.50 - 21.75           18.72           24,637             19.67
       5             332,100        24.00 - 24.00           24.00          332,100             24.00
       6             434,887        13.50 - 17.37           15.05          332,792             14.69
       7           1,504,003        15.88 - 23.92           17.44        1,002,967             17.93
       8             741,792        14.25 - 15.13           15.12          147,912             14.64
       9           1,067,250        15.63 - 17.50           17.08                -              -

----------------------------------------------------------------------------------------------------
     TOTAL         5,118,856       $13.50 -$32.25        $  18.48        2,717,985           $ 20.41
----------------------------------------------------------------------------------------------------

SHAREHOLDERS' RIGHTS PLAN

        Pursuant to a plan adopted by the Company in December 1988 and amended in 1991, each share of the Company's common stock carries the right to buy one share of the Company's common stock at a price of $73.33 per share. The rights will expire on November 21, 1998, unless earlier redeemed by the Company. The rights will become exercisable if a person becomes an "acquiring person" by acquiring 20% of the Company's common stock or announces a tender offer that would result in such person owning 20% or more of the Company's common stock. If someone becomes an acquiring person, the holder of each right (other than rights owned by the acquiring person) will be entitled to purchase common stock of the Company having a market value of twice the exercise price of the right. In addition, if the Company is acquired in a merger or other business combination transaction in which the Company's common stock is exchanged for cash or securities, or 50% or more of its consolidated assets or earning power are sold, each holder (other than the acquiring person) will have the right to purchase common stock of the acquiring company having a market value of twice the exercise price. The rights may be redeemed by the Company, at a price of 0.67 cent per right, at any time prior to anyone becoming an acquiring person. See
Note 12 to the Consolidated Financial Statements for a discussion regarding subsequent events.


8.      PENSION AND EMPLOYEE BENEFIT PLANS

        The Company has four noncontributory pension plans covering substantially all full time employees in the United States. These four domestic pension plans consist of three qualified plans and one unfunded non-qualified plan. The qualified plans are funded in compliance with ERISA requirements as employees become eligible to participate, generally, after completing one year of service.

        The Company's consolidated pension costs for fiscal years 1997, 1996 and 1995 were $6.0 million, $6.0 million, and $4.9 million, respectively.

        The following table sets forth the domestic plans' combined funded status at January 3, 1998 and December 28, 1996:

                                             JANUARY 3, 1998             December 28, 1996
----------------------------------------------------------------------------------------------
                                                      (Expressed in thousands)
                                          ASSETS      ACCUMULATED      Assets      Accumulated
                                          EXCEED        BENEFITS       Exceed        Benefits
                                        ACCUMULATED      EXCEED      Accumulated      Exceed
                                         BENEFITS        ASSETS       Benefits        Assets
-------------------------------------- -------------- ------------- -------------- -------------
Actuarial present value of benefit obligation:
    Vested benefits                       $57,034         $2,558       $44,213         $2,395
    Nonvested benefits                      4,869            323         4,427            141
-------------------------------------- -------------- ------------- -------------- -------------
Accumulated benefit obligation             61,903          2,881        48,640          2,536
Effect of projected compensation levels    20,082          1,394        16,169            584
-------------------------------------- -------------- ------------- -------------- -------------
Projected benefit obligation               81,985          4,275        64,809          3,120
Plan assets at fair value                  77,858              -        64,204              -
-------------------------------------- -------------- ------------- -------------- -------------
Projected benefit obligation
  (greater) than plan assets               (4,127)        (4,275)         (605)        (3,120)
Unrecognized net loss (gain)                3,065            259         1,476           (629)
Unrecognized net assets to be
  amortized over 16-20 years                 (498)           432          (568)           494
Unrecognized prior service cost               315            105           355            114
-------------------------------------- -------------- ------------- -------------- -------------
Unfunded prepaid (accrued) pension
  cost recognized in the
  Consolidated Balance Sheets           $  (1,245)     $  (3,479)     $    658      $  (3,141)
====================================== ============== ============= ============== =============


        The Plans' assets consist of cash, cash equivalents, equity funds, pooled funds of real estate and common stock of the Company.

        Net periodic pension cost for the Company's domestic plans for fiscal years 1997, 1996 and 1995 includes the following components:

                                              1997               1996               1995
-------------------------------------- ------------------- ------------------ ------------------
                                                     (Expressed in thousands)
Service cost-benefits earned during            $4,898              $4,521             $3,451
    the year
Interest on projected benefit                   5,897               4,981              4,274
    obligation
Return on plan assets                         (13,461)             (9,422)           (10,405)
Net amortization and deferral                   7,092               4,593              6,493
-------------------------------------- ------------------- ------------------ ------------------
Net periodic pension cost                      $4,426              $4,673             $3,813
====================================== =================== ================== ==================

Actuarial assumptions used to determine the projected benefit obligation and the expected net periodic pension costs were:

                                              1997               1996               1995
-------------------------------------- ------------------- ------------------ ------------------
                                                     (Expressed in thousands)
Projected Benefit Obligation
    Assumptions:
    Discount Rates                            7.3%                7.8%               7.3%
    Rates of increase in
      compensation levels                     4.0%                4.5%               4.0%
Net Periodic Cost Assumption:
    Expected long-term rate of
      return on assets                       10.0%               10.0%              10.0%


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

        The Safety-Kleen Corp. Savings and Investment Plan allows eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986. The Company may, at its discretion, make matching contributions out of its profits for the year. The Company's expense for contributions was $2.4 million in 1997, $3.2 million in 1996 and $1.9 million in 1995.

        The Company offers a post-retirement medical insurance plan to its domestic employees retiring prior to the normal retirement age of 65. Retirees are eligible to continue this medical coverage until age 65. The plan is currently unfunded and retirees electing this coverage are required to pay a premium for the insurance.

        The following table reconciles the funded status of the plan to the accrued post-retirement benefit cost recognized in the Consolidated Balance Sheets at January 3, 1998 and December 28, 1996:


                                                       JANUARY 3, 1998      December 28, 1996
--------------------------------------------------- ---------------------- ---------------------
                                                            (Expressed in thousands)
Accumulated post-retirement benefit obligation (APBO):
        Retirees, beneficiaries and dependents            $    864                 $1,310
        Active employees                                     5,793                  5,074
--------------------------------------------------- ---------------------- ---------------------
                                                             6,657                  6,384
--------------------------------------------------- ---------------------- ---------------------
Plan assets at fair value                                        -                      -
--------------------------------------------------- ---------------------- ---------------------
APBO greater than plan assets                               (6,657)                (6,384)
--------------------------------------------------- ---------------------- ---------------------
Unrecognized net loss (gain)                                (2,885)                (2,502)
--------------------------------------------------- ---------------------- ---------------------
Accrued post-retirement benefit cost                       $(9,542)               $(8,886)
=================================================== ====================== =====================


APBO discount rate assumption                                7.3%                   7.8%
--------------------------------------------------- ---------------------- ---------------------

Net periodic post-retirement benefit costs recognized for fiscal years 1997, 1996, and 1995 are as follows:

                                                1997              1996               1995
----------------------------------------- ----------------- ------------------ -----------------
                                                        (Expressed in thousands)
Service costs - benefits earned during
  the year                                        $578              $683               $511
Interest costs on APBO                             453               478                436
Other                                             (121)              (57)               (87)
----------------------------------------- ----------------- ------------------ -----------------
Net periodic post-retirement benefit cost         $910            $1,104               $860
========================================= ================= ================== =================


        The health care cost trend was assumed to be 9% for 1995, 7% for 1996 and 5% for 1997 decreasing to an ultimate trend of 4.5% in 1998 and beyond.

        If the health care cost trend rate increases one percent for all future years, the accumulated post-retirement benefit obligation as of January 3, 1998 would have increased 14%. The effect of this change on the aggregate of the service and interest cost for 1997 would be an increase of 21%.

        At the end of 1994, the Company established a non-qualified Deferred Compensation Plan. This plan allows corporate officers and other key management personnel to defer a portion of their current compensation up to a certain limit, as defined by the Plan. Distributions under the plan are made in accordance with deferral elections as described in the plan. All expenses associated with the Deferred Compensation Plan are recognized in the period in which they are incurred. The Company has liabilities of approximately $1.6 and $0.8 million recorded at January 3, 1998 and December 28, 1996, respectively, associated with the Deferred Compensation Plan.

        In 1997, the Company invested $5.0 million in an irrevocable Rabbi Trust that will provide the resources necessary to pay any liabilities currently accrued for under the Deferred Compensation Plan and the unfunded non-qualified domestic pension plan. The investment in the trust is included in "Other Assets" on the Company's Consolidated Balance Sheets.


9.      INCOME TAXES

        The components of earnings before income taxes consisted of the following for each of the last three fiscal years:

                         1997                1996                1995
------------------ ------------------- ------------------- ------------------
                                   (Expressed in thousands)
Domestic                $94,044             $93,986             $74,492
Foreign                   6,456               7,662              17,976
------------------ ------------------- ------------------- ------------------

                       $100,500            $101,648             $92,468
================== =================== =================== ==================


        Under SFAS No. 109 on Accounting for Income Taxes, deferred tax assets and liabilities are calculated based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

        The provisions (benefits) for income taxes include the following:

                                              1997                1996                1995
------------------------------------- ------------------- ------------------- ------------------
                                                      (Expressed in thousands)
CURRENT
  Federal                                  $16,020             $19,979             $16,505
  State                                      4,484               5,956               5,087
  Commonwealth of Puerto Rico                  458                 159                (376)
  Foreign                                    2,066                 704                 662

DEFERRED
  Federal                                    7,307               6,863               7,247
  Foreign                                    1,916               4,105               2,087

PREPAID
  Federal                                    5,706               5,077               1,949
  Foreign                                     (627)             (2,304)              6,004
------------------------------------- ------------------- ------------------- ------------------

TOTAL PROVISION                            $37,330             $40,539             $39,165
===================================== =================== =================== ==================

        The following table reconciles the statutory U.S. Federal income tax rate to the Company's consolidated effective tax rate:
                                              1997                1996                1995
------------------------------------- ------------------- ------------------- ------------------
Statutory U.S. federal tax rate               35.0%               35.0%               35.0%
Increase(decrease) resulting from:
  Provision for state income tax
  (net of federal benefit)                     2.7                 2.1                 3.6
Difference in foreign statutory rates          0.2                 1.6                 2.2
Other                                         (0.8)                1.2                 1.6
------------------------------------- ------------------- ------------------- ------------------

Effective tax rate                            37.1%               39.9%               42.4%
===================================== =================== =================== ==================


        Temporary differences and carry forwards which give rise to deferred tax assets and liabilities are as follows:

                                      JANUARY 3, 1998    December 28, 1996    December 30, 1995
------------------------------------- ------------------ -------------------- ---------------------

                                                        (Expressed in thousands)
Deferred Tax Assets - Current
  Environmental reserves                  $   3,080           $  2,395             $  2,625
  Insurance reserves                          4,444              4,415                5,908
  Bad debt reserve                                -              1,800                1,800
  Restructure and Other                       3,170              3,363                7,651
------------------------------------- ------------------ -------------------- ---------------------
Total deferred tax assets - current       $  10,694           $ 11,973             $ 17,984
===================================== ================== ==================== =====================
Deferred Tax Assets - Non-Current
  Restructure charges not currently
    deductible                            $  11,872           $ 11,440             $ 17,494
  Net operating loss (NOL) carry
    forwards of subsidiaries                 18,279             20,616               20,149
  Insurance reserves                          8,351              7,798                4,822
  Environmental reserves                     12,828             16,325               14,382
  Other                                       5,294              5,458                3,273
  Valuation allowance                        (2,879)            (3,340)              (3,676)
------------------------------------- ------------------ -------------------- ---------------------
Total deferred tax                        $  53,745           $ 58,297             $ 56,444
  assets-non-current
------------------------------------- ------------------ -------------------- ---------------------
Total Deferred Tax Assets                 $  64,439           $ 70,270             $ 74,428
===================================== ================== ==================== =====================

Deferred Tax Liabilities
  Restructuring and Special Charges       $  (1,750)           $     -             $ 13,820
  Depreciation                              (87,659)           (76,115)             (80,250)
  Tax lease agreements                       (6,234)            (6,852)              (7,253)
  Other                                      (3,102)            (1,044)                (915)
------------------------------------- ------------------ -------------------- ---------------------
Total Deferred Tax Liabilities            $ (98,745)          $(84,011)            $(74,598)
===================================== ================== ==================== =====================


        As of January 3, 1998, the Company has undistributed earnings of foreign consolidated subsidiaries of approximately $30.1 million. The Company does not provide for deferred taxes on possible future remittances of these earnings since U. S. income taxes, under current law, on such remittances would not be material.

        As of January 3, 1998, the tax assets derived from Net Operating Loss carry forwards (NOLs) consist of NOL tax assets with expiration dates as follows:


                           EXPRESSED IN THOUSANDS
                       1998                  $      558
                       1999                       1,539
                       2000                         369
                       2001                         395
                       2002                         360
                       No Expiration             15,058


        The Company has recorded a valuation allowance of approximately $2.9 million for unrealized NOL tax assets that may expire before the Company is able to utilize such NOLs.

        The valuation allowance account balance of $2.9 million represents approximately 89% of the NOL tax assets that are due to expire as it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation account activity is summarized in the table below:

                                                         1997
----------------------------------- ------------------------------------------
                                               (Expressed in thousands)
Balance - beginning of year                             $3,340
Adjust valuation balances                                   19
Cumulative translation adjustment                         (480)
----------------------------------- ------------------------------------------
Balance - end of year                                   $2,879
=================================== ==========================================


10.     SPECIAL  CHARGE FOR  ENVIRONMENTAL  REMEDIATION  COSTS,
        OTHER ACCRUED EXPENSES AND LIABILITIES, COMMITMENTS AND CONTINGENT LIABILITIES

        The Company operates a large number of hazardous waste facilities for the collection and processing of hazardous and non-hazardous wastes and is subject to extensive and expansive regulation by federal, state and local authorities.

        In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings in which governmental authorities seek remedial actions and/or fines and penalties. The Company also has been notified by the EPA that it may be a responsible party at several National Priority List ("NPL") sites. Generally, these proceedings by federal and state regulatory agencies have been resolved by negotiation and settlement. The Company does not anticipate that the amount of fines and penalties will have a material adverse impact on its financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be large and it is possible that the Company's actual liability in any particular case or claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties or judgments could have a material impact on the Company's results of operations for that period.

        Under various federal, state and local regulations, the Company can be required to conduct an environmental investigation of any of its operating or closed facilities to determine the possible existence and extent of environmental contamination. In the event that contamination is found, the Company may be required to perform a remedial cleanup of the site. The Company is currently engaged in investigation and cleanup work at many of its sites.

        In 1993, the Company recorded a $50 million pre-tax special charge ($30 million after-tax or $.52 per share) for a change in estimate for remediation costs relating to all operating and previously closed sites prior to conducting detailed individual site investigations to ascertain the existence and extent of contamination. This change results in earlier recognition of environmental remediation costs and liabilities as compared with the Company's previous practice which was to accrue the estimated cost of remedial cleanup work at the time the need for such work was specifically identified based on site investigation. In 1995, the Company recorded a $12 million pre-tax charge to increase its reserves for environmental remediation based on a refinement of the estimate for such liabilities and its ongoing review of spending patterns. The Company intends to continue to operate at its active sites indefinitely. Accordingly, the accrued environmental liabilities do not include estimates for costs associated with the physical closure of such sites.

        Federal environmental regulations require that the Company demonstrate financial responsibility for sudden and non-sudden releases, as well as closure and post-closure liabilities. One manner by which to make this demonstration is through Environmental Impairment Liability (EIL) insurance coverage. The Company has not been able to purchase large amounts of risk-transfer EIL insurance coverage. The Company has EIL insurance coverage which it believes complies with the Federal regulatory requirements. However, the Company must reimburse the insurance carrier for all losses and expenses incurred by it under the policy. The Company's income could be adversely affected in the future if it is unable to obtain risk-transfer EIL insurance coverage and uninsured losses were to be incurred.

        In September 1997, the Company discovered that its East Chicago, Indiana main feed tank had become contaminated with polychlorinated biphenyls ("PCBs") resulting in approximately 4 million gallons of contaminated oil. The Company immediately notified the EPA and the Indiana Department of Environmental Management ("IDEM") of the problem. The Company believes that the IDEM and EPA will allow it to treat this contaminated material on-site. If the IDEM or EPA determine that off-site treatment is required, the cost of such treatment could be material to the results of operations in that period.

        The Company leases many of its branches, vehicles and other equipment. These leases are accounted for as operating leases. Related rental expenses were $40.4 million in 1997, $31.5 million in 1996 and $24.8 million in 1995.

        Aggregate minimum future rentals are payable as follows:

                           PERIODS                   EXPRESSED IN MILLIONS
               --------------------------------- ------------------------------
                             1998                            $ 32.6
                             1999                              25.9
                             2000                              16.3
                             2001                               8.6
                             2002                               5.8
                         Future Years                          18.2
               --------------------------------- ------------------------------
                            Total                            $107.4
               ================================= ==============================


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

        In 1996, the Company substantially completed all of its restructuring activities and reclassified the remaining restructure liabilities (which are primarily associated with the European operations) to other accrued expenses in current liabilities and other liabilities in non-current liabilities. At January 3, 1998 and December 28, 1996, other accrued expenses include $1.7 and $3.6 million, respectively, and other liabilities include $2.3 and $7.9 million, respectively.


12.     POTENTIAL SALE OF THE COMPANY

        On August 8, 1997, the Company's Board of Director's ("Board") initiated a process to review strategic alternatives which could include sale of all or part of the Company. In conjunction with this process, the Company incurred $3.2 million of costs through January 3, 1998.

        On March 15, 1998, the Board unanimously approved a definitive merger agreement ("Merger Agreement") with Laidlaw Environmental Services, Inc. ("Laidlaw Environmental") which provides for an exchange offer followed by a back-end merger. The Board also amended the Shareholders'
Rights Plan to exempt the Merger Agreement and the transactions pursuant thereto. On April 1, 1998, Laidlaw Environmental announced that 94% of the outstanding shares were tendered as of midnight, March 31, 1998, and that it had accepted the tendered shares for exchange and expected to pay for such shares on April 3, 1998.

        For a further discussion of this matter, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" found in Item 7 of this Annual Report on Form 10-K under the sub-caption "Merger-Related Costs."

13.     INTERIM RESULTS OF OPERATIONS (UNAUDITED)
        (Expressed in thousands, except per share amounts)

                                                                                               BASIC           DILUTED
                                                                                               EARNINGS       EARNINGS
                                 REVENUE         GROSS PROFIT            NET EARNINGS          PER SHARE      PER SHARE
--------------------------------------------------------------------------------------------------------------------------
INTERIM PERIOD              1997        1996     1997      1996      1997          1996       1997   1996    1997   1996
--------------------------------------------------------------------------------------------------------------------------

First  (12 Weeks)        $220,230    $201,723  $56,146   $ 55,900   $11,838       $13,077     $0.20  $0.23  $0.20  $0.23
Second  (12 Weeks)        229,928     211,355   58,221     56,567    13,341        13,604      0.23   0.23   0.23   0.23
Third  (12 Weeks)         230,014     213,098   58,662     57,824    15,118 (1)    14,004      0.26   0.24   0.26   0.24
Fourth  (17 and 16 Weeks) 327,731     296,950   85,888     80,864    22,873 (2)    20,424      0.39   0.35   0.38   0.35
---------------------------------------------------------------------------------------------------------------------------
Total                    $1,007,903  $923,126  $258,917  $251,155   $63,170 (2)   $61,109     $1.08  $1.05  $1.07  $1.05
===========================================================================================================================

(1) Includes $2.6 million of pre-tax severance related costs incurred during the period that were offset by a reduction of other pre-established reserves.

(2)  Includes $3.2 million pre-tax charge for merger related costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K and under the headings "BOARD OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Information Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth under the heading "EXECUTIVE COMPENSATION" in the Information Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the heading "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Information Statement is incorporated herein by reference. The Company believes that, following the April 3, 1998 consummation of the Tender Offer, (i) Safety-Kleen has no holders of more than 5% of its shares other than Laidlaw Environmental and its affiliates, and (ii) Safety-Kleen's directors and executive officers own in aggregate less than 1% of Safety-Kleen's outstanding shares.

(c)  Changes in Control

        On April 3, 1998, Laidlaw Environmental and its indirect wholly-owned subsidiary LES Acquisition, Inc. ("LES"), consummated an exchange offer ("Exchange Offer") for Common Shares ("Shares") of Safety-Kleen Corp. ("Safety-Kleen"), purchasing 56,138,238 Shares, constituting approximately 93% of the outstanding Shares. In the Tender Offer, Laidlaw Environmental paid, for each Share, $18.30 cash and 2.8 shares of Laidlaw Environmental Common Stock. Based upon 56,138,128 Shares purchased in the Exchange Offer, Laidlaw Environmental paid approximately $1,027,330,000 plus approximately 157,185,000 shares of Laidlaw Environmental Common Stock in aggregate.

        A subsidiary of Laidlaw Environmental already owned 601,000 Shares, thus giving Laidlaw Environmental total beneficial ownership of 56,739,238 Shares, constituting approximately 94% of the outstanding Shares. In addition to Laidlaw Environmental, its parent, Laidlaw, Inc., may be deemed to have acquired control of Safety-Kleen upon consummation of the Exchange Offer. Prior to the Change of Control, no shareholder of Safety-Kleen held more than 6.45% of the outstanding Shares, although the Emery Family Group in aggregate held approximately 10.75% of the outstanding Shares; accordingly, Safety-Kleen believes that until April 3, 1998, control of Safety-Kleen resided with its Board of Directors and its stockholder body as a whole.

        The Exchange Offer was made pursuant to an Agreement and Plan of Merger, dated as of March 16, 1998, by and among Laidlaw Environmental, LES and Safety-Kleen. The Merger Agreement also provides, subject to limited customary conditions, for a back-end merger (the "Merger") following consummation of the Exchange Offer, in which the per Share consideration is to be the same as in the Exchange Offer.

        Pursuant to Section 6.8 of the Merger Agreement, Laidlaw Environmental is entitled, promptly after its purchase in the Exchange Offer, to have present Safety-Kleen directors resign and to designate, at its option, up to that number of members, rounded to the nearest whole number, of Safety-Kleen's Board of Directors, as will make the percentage of Safety-Kleen's directors designated by Laidlaw Environmental approximately equal to the aggregate voting power of the Shares held by Laidlaw Environmental. This will be accomplished either by increasing the size of the Board, or at Laidlaw Environmental's election, requesting resignations of incumbent directors. Information concerning Laidlaw Environmental designees to become Safety-Kleen directors is included (under the caption, "Board of Directors - the LLE Designees") in the Company's Information Statement filed as Exhibit 99.1 hereto and incorporated herein by reference. It is anticipated that Mr. Donald W. Brinckman, a director prior to the Change of Control, will remain on the Safety-Kleen Board of Directors until the Merger.

        The Merger Agreement is further described in Amendment No. 29 to Safety-Kleen's Rule 14D-9 under the caption "Item 3. Identity and
Background - (b) (5) LLE Merger Agreement", which Amendment No. 29 is filed as Exhibit 99.2 hereto and incorporated herein by reference.

        Laidlaw Environmental has advised Safety-Kleen (i) that the source of the cash portion of the consideration used by Laidlaw Environmental to purchase shares in the Exchange Offer is a credit facility ("Credit Facility") established in the amount of $2.1 billion through TD Securities (USA), Inc.;
(ii) that Laidlaw Environmental will also use the Credit Facility to fund the cash portion of the Merger consideration, to refinance Laidlaw Environmental's existing bank debt, to refinance Safety-Kleen's existing and outstanding indebtedness, and to pay fees and expenses related to the Exchange Offer and the Merger; and (iii) that under the terms of the Credit Facility, the Shares beneficially owned by Laidlaw have been pledged to Toronto Dominion (Texas) Inc., as General Administrative Agent for the Lenders pursuant to the Credit Facility. The Lenders are listed below:

     Toronto Dominion (Texas), Inc.
     The Toronto Dominion Bank
     TD Securities (USA) Inc.
     The Bank of Nova Scotia
     The First National Bank of Chicago
     NationsBank, N.A.
     Wachovia Bank
     Van Kampen American Capital Prime Rate Income Trust
     Oak Hill Securities Fund, LP
     Pilgrim American Prime Rate Trust
     KZH Holding III Corporation
     Jackson National Life Insurance Company
     American General Annuity Insurance Company
     Metropolitan Life Insurance Company
     KZH-Crescent Corporation
     KZH-Crescent 2 Corporation
     Crescent/Mach I Partners, L.P.
     Archimedes Funding, L.L.C.
     First Allmerica Financial Life Insurance Company
     ING High Income Principal Preservation Fund Holdings, LDC
     KZH-ING-1 Corporation
     Indosuez Capital Funding III, Limited
     KZH-ING-2 Corporation
     KZH Soleil Corporation

A further change in control of Safety-Kleen could result in the event of a default under the Credit Facility and a foreclosure, by Toronto Dominion (Texas) Inc. on behalf of the Lenders, on the Shares beneficially owned by Laidlaw Environmental.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Information Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        Item 14(a)1.  List of Financial Statements.

        The following consolidated financial statements of the Company are included in Item 8 of this Annual Report on Form 10-K:

               Consolidated Balance Sheets as of January 3, 1998 and December 28, 1996.

               Consolidated Statements of Operations for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

               Consolidated Statements of Cash Flows for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

               Consolidated Statements of Shareholders' Equity for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995.

               Notes to Consolidated Financial Statements.

        Item 14(a)2.  Financial Statement Schedule.

        The following Consolidated Financial Statement Schedule of Safety-Kleen Corp. and Subsidiaries is included in response to
        Item 14(d):

                                                              PAGE NO.

               Schedule II Allowance for Doubtful Accounts...... 54

               Schedules other than the schedule listed above are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

        Item 14(a)3.  List of Exhibits.

    NUMBER                                          DESCRIPTION
----------------  --------------------------------------------------------------------------------

        3.1       Articles of Incorporation of the Registrant.  (5)

        3.2       By-Laws of the Registrant.  (8)

        4.1       Rights Agreement, dated November 9, 1988, between Safety-Kleen
                  Corp. and the First National Bank of Chicago.  (1)

        4.1.1     First  Amendment  to Rights  Agreement  dated as of August 10, 1990 between
                  Safety-Kleen Corp. and the First National Bank of Chicago.  (3)

        4.1.2     Second  Amendment to Rights Agreement dated as of November 20, 1997 between
                  Safety-Kleen Corp. and the First National Bank of Chicago.  (12)

        4.1.3     Third  Amendment to Rights Agreement dated as of March 11, 1998 between
                  Safety-Kleen Corp. and the First National Bank of Chicago.  (15)

        4.1.4     Fourth  Amendment to Rights  Agreement dated as of March 15, 1998 between
                  Safety-Kleen Corp. and the First National Bank of Chicago.  (15)

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

        4.2.2 Board of Directors' Resolution executed in connection with the future issuance and sale of up to $100 million aggregate principal amount of Series A Medium Term Notes. (2)

        4.3       Note Purchase Agreement dated as of January 15, 1995, between
                  Safety-Kleen Corp. and certain Purchasers, executed in connection with the Company's issuance and sale of its 8.05%
                  Senior Notes due January 30, 1998 in the aggregate principal amount of $50 million. (9)

        10.1      Safety-Kleen Corp. 1985 Stock Option Plan.  (4)*

        10.2      Safety-Kleen Corp. 1988 Non-Qualified Stock Option Plan for Outside
                  Directors.  (1)*

        10.3      Form of Safety-Kleen Corp. Severance Agreement.  (11)*

        10.3.1    Current Schedule of Participants to Safety-Kleen Corp. Severance Agreement.
                  (11)*

        10.4      Severance Agreement with John G. Johnson, Jr. dated August 8, 1997.  (11)*

        10.5      Safety-Kleen Corp. 1993 Stock Option Plan.  (6)*

        10.6      Safety-Kleen Corp. Excess Benefit Plan.  (6)*

        10.7      Safety-Kleen 1997 Management Incentive Plan.  (11)*

        10.8      Safety-Kleen 1998 Management Incentive Plan.  (11)*


        10.9      Amended and Restated Credit Agreement dated March 25, 1994, among the Chase
                  Manhattan Bank, N.A., the Northern Trust Company, the NBD Bank, N.A.  and the
                  First National Bank of Chicago.  (9)

        10.10     Letter Agreement dated March 29, 1995 amending the Amended and
                  Restated Credit Agreement dated March 25, 1994, among the
                  Chase Manhattan Bank, N.A., the Northern Trust Company, the
                  NBD Bank, N.A. and the First National Bank of Chicago. (10)

        10.11     Agreement and Plan of Merger dated as of November 20, 1997, by and among SK
                  Parent Corp., SK Acquisition Corp. and Safety-Kleen Corp.  (13)

        10.12     Agreement  and Plan of Merger dated as of March 16, 1998,  by and among Laidlaw
                  Environmental Services, Inc., LES Acquisition Inc. and Safety-Kleen Corp.  (14)

        21        Subsidiaries of the Registrant.  (11)*

        23        Consent of Experts.

        27        Financial Data Schedule.  (EDGAR Filing Only)

        99.1 Registrant's Information Statement pursuant to Rule 14f-1 under the Securities Exchange Act of 1934 dated March 26,
                  1998.

        99.2      Amendment No. 29, dated March 18, 1998, to Registrant's Schedule 14D-9 (as amended and restated at January 6, 1998).
-----------------------------------

        (1) Previously filed and incorporated herein by reference from Registrant's Registration Statement on Form 8-A, dated December 28, 1988.

        (2) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1989.

        (3) Previously filed and incorporated herein by reference from Registrant's Registration Statement on Form 8-A, dated August 27, 1990.

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

        (7) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994.

        (8) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1995.

        (9) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

        (10) Previously filed and incorporated herein by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995.

        (11) Previously filed and incorporated herein by reference from Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 6, 1997.

        (12) Previously filed and incorporated herein by reference from Registrant's Registration Statement on Form 8-A/A, dated November 21, 1997.

        (13) Previously filed and incorporated herein by reference from Registrant's Proxy Statement dated January 6, 1998.

        (14) Previously filed and incorporated herein by reference from Laidlaw Environmental Services, Inc.'s Supplement to Amended Prospectus dated March 18, 1998.

        (15) Previously filed and incorporated herein by reference from Registrant's Registration Statement on Form 8-A/A, dated March 30, 1998.

           *Indicates each management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

            (Copies of these exhibits can be obtained from the Company for its reasonable out-of-pocket expense for furnishing such copies.)


        Item 14(b).  Reports on Form 8-K.

        During the 16 weeks ended January 3, 1998, the Company filed Reports on Form 8-K on November 21, 1997 and November 18, 1997, each reporting on Items 5 and 7.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAFETY-KLEEN CORP.

Date:  April 3, 1998         By:   /S/ SCOTT D. KRILL
                                   ------------------
                                   ASSISTANT GENERAL COUNSEL AND SECRETARY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


            SIGNATURE                                TITLE                         DATE
-----------------------------------------------------------------------------------------------

      /S/ DONALD W. BRINCKMAN
        Donald W. Brinckman         Chairman of the Board and Chief Executive  April 3, 1998
                                    Officer

          /S/ JOSEPH CHALHOUB
          Joseph Chalhoub           President, Chief Operating
                                    Officer                                    April 3, 1998

       /S/ ANDREW A. CAMPBELL
         Andrew A. Campbell         Senior Vice President Finance,
                                    Chief Financial Officer                    April 3, 1998

       /S/ CLIFFORD J. SCHULZ
         Clifford J. Schulz         Controller, Chief Accounting Officer       April 3, 1998

         /S/ RICHARD T. FARMER
         Richard T. Farmer          Director                                   April 3, 1998

         /S/ RUSSELL A. GWILLIM
         Russell A. Gwillim         Director                                   April 3, 1998

          /S/ EDGAR D. JANNOTTA
         Edgar D. Jannotta          Director                                   April 3, 1998

             /S/ KARL G. OTZEN
           Karl G. Otzen            Director                                   April 3, 1998

           /S/ PAUL D. SCHRAGE
          Paul D. Schrage           Director                                   April 3, 1998

         /S/ MARCIA E. WILLIAMS
         Marcia E. Williams         Director                                   April 3, 1998

           /S/ W. GORDON WOOD
           W. Gordon Wood           Director                                   April 3, 1998


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Safety-Kleen Corp.:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Safety-Kleen Corp. (a Wisconsin corporation) and Subsidiaries (the "Company") included in this Form 10-K and have issued our report thereon dated February 12, 1998, except with respect to the matters discussed in Note 12 as to which the date is April 1, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                              /S/   ARTHUR ANDERSEN LLP

Chicago, Illinois
February 12, 1998

                                                                   SCHEDULE II

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                    FOR THE THREE YEARS ENDED JANUARY 3, 1998




                                                         FISCAL YEAR ENDED
                                    ---------------------------------------------------------
                                      JANUARY 3, 1998  DECEMBER 28, 1996  DECEMBER 30, 1995
                                      ---------------  -----------------  -----------------
                                                     (Expressed in thousands)
Balance at beginning of year            $     8,416        $     7,969     $      8,868
Provision charged to operating expenses       4,228              4,556            4,225
Write-offs net of recoveries                 (5,010)            (4,109)          (5,124)
                                        -------------      -------------   -------------
Balance at end of year                  $     7,634        $     8,416     $      7,969
                                        =============      =============   =============