Form 10-Q
period 1998-03-28
SAFETY KLEEN CORP
filed 1998-05-04
CIK 86135

==============================================================================

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twelve weeks ended March 28, 1998.

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
     ___________.


                             Commission File #1-8513


                               SAFETY-KLEEN CORP.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                39-6090019
-------------------------------         ---------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
     of incorporation or
        organization)


                  One Brinckman Way, Elgin, Illinois 60123-7857
 ------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


Registrant's telephone number, including area code 847/697-8460


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Shares of common stock outstanding at March 28, 1998 were 60,101,962.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES

                          PART I. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. In the opinion of management, these statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 28, 1998 and January 3, 1998, results of operations and comprehensive income for the twelve week periods ended March 28, 1998 and March 22, 1997 and cash flows for the twelve week periods ended March 28, 1998 and March 22, 1997. The 1998 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1998.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (dollar amounts are in thousands except per share data)

                                     ASSETS
                                       MARCH 28, 1998    JANUARY 3, 1998
Current assets:
   Cash and cash equivalents              $  30,458         $  11,202
   Trade accounts receivable, less
     allowances of $7,977 and $7,634,
     respectively                           134,183           131,092
   Inventories                               51,849            51,339
   Deferred tax assets                       10,177            10,694
   Prepaid expenses and other                20,662            20,099
                                           ---------        ---------
      Total current assets                  247,329           224,426
                                           ---------        ---------
Equipment at customers and
   components, at cost, less
   accumulated depreciation of
   $44,853 and $44,928, respectively        130,569           127,631

Property, plant and equipment, at
   cost, less accumulated
   depreciation of $393,379 and
   $384,422, respectively                   497,128           502,110

Intangible assets, at cost, less
   accumulated amortization of
   $73,524 and $95,568, respectively        143,017           144,536

Other assets                                 37,092            36,003
                                       ---------------   ----------------
                                         $1,055,135        $1,034,706
                                       ===============   ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term debt                          $213,000          $     37
   Trade accounts payable                     78,053            75,284
   Accrued salaries, wages and
     employee benefits                        28,096            29,769
   Other accrued expenses                     24,343            28,343
   Insurance reserves                         12,855            12,614
   Accrued environmental liabilities           8,376             8,382
   Income taxes payable                        1,049             1,014
                                        ---------------   ---------------
      Total current liabilities              365,772           155,443
                                        ---------------   ---------------
Long-term debt                                     -           214,234
                                        ---------------   ---------------
Deferred tax liabilities                      67,259            65,607
                                        ---------------   ---------------
Accrued environmental liabilities             31,436            32,888
                                        ---------------   ---------------
Other liabilities                             37,760            37,067
                                        ---------------   ---------------

Shareholders' equity:
   Preferred stock ($.10 par value;
      authorized 1,000,000 shares,
      none issued)                                 -                 -
   Common stock ($.10 par value; authorized
      300,000,000 shares; issued and
      outstanding 60,101,962 and
      59,191,462 shares, respectively)         6,010             5,919
   Additional paid-in capital                231,175           212,504
   Retained earnings                         342,868           338,318
   Cumulative translation adjustments        (27,145)          (27,274)
                                        ---------------   ---------------
                                             552,908           529,467
                                        ---------------   ---------------
                                          $1,055,135        $1,034,706
                                        ===============   ===============


  The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (dollar amounts are in thousands except per share data)


                                                 Twelve Weeks Ended
                                             ----------------------------
                                             March 28,        March 22,
                                                1998            1997
                                             -----------     ------------

Revenue                                       $241,777        $220,230

   Operating costs and expenses                181,781         164,084
   Selling and administrative expenses          34,552          32,575
                                             -----------     ------------

Operating income                                25,444          23,571
   Interest income                                (408)           (227)
   Interest expense                              3,612           4,361
   Merger related costs                          5,997               -
                                             -----------     ------------
Earnings before income taxes                    16,243          19,437

Income taxes                                     6,286           7,599
                                             -----------     ------------

Net earnings                                 $   9,957        $ 11,838
                                             ===========     ============

Earnings per common share:
   Basic                                         $0.17           $0.20
   Diluted                                       $0.16           $0.20
                                             ===========     ============

Cash dividends per common share                  $0.09           $0.09
                                             ===========     ============

  The accompanying notes are an integral part of these financial statements.



                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (dollar amounts are in thousands)

                                                 Twelve Weeks Ended
                                             ----------------------------
                                             March 28,        March 22,
                                                1998            1997
                                             -----------     ------------

Net earnings                                   $ 9,957         $11,838
Unrealized foreign currency translation
adjustments                                        129          (7,197)
                                              ----------     ------------
Comprehensive income                           $10,086         $ 4,641
                                              ==========     ============

==============================================================================
  The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar amounts are in thousands)


                                                 Twelve Weeks Ended
                                               Mar. 28,       Mar. 22,
                                                 1998           1997
                                              ------------   ------------

Cash flows from operating activities:
   Net earnings                                  $9,957        $11,838
   Depreciation and amortization                 19,046         17,658
   All other operating activities (net)           1,534        (10,856)
                                              ------------   ------------
     Net cash provided by operating activities  $30,537        $18,640
                                              ------------   ------------

Cash flows used in investing activities:
   Equipment at customers and
     component additions                         (8,709)        (4,857)
   Property, plant and equipment additions       (5,686)        (6,992)
   Business acquisitions and other               (5,963)        (8,399)
                                              ------------   ------------
    Net cash used in investing activities       (20,358)       (20,248)
                                              ------------   ------------

Cash flows from (used in) financing activities:
   Net borrowings (payments)                     (1,271)         9,387
   Proceeds from stock option exercises          15,763            362
   Cash dividends paid                           (5,406)             -
                                              ------------   ------------
     Net cash from (used in) financing
     activities                                   9,086          9,749
                                              ------------   ------------


Effect of exchange rate changes on cash              (9)          (164)
                                              ------------   ------------

Net increase in cash and cash equivalents        19,256          7,977
Cash and cash equivalents at beginning of year   11,202         10,648
                                              ------------   ------------
Cash and cash equivalents at end of the         $30,458        $18,625
reporting period
                                              ============   ============


Supplemental disclosures of cash paid during the reporting period:

   Interest (net of amount capitalized)          $7,491         $7,298
                                              ============   ============

   Income taxes paid (net of refunds received      $119           $774
                                              ============   ============

  The accompanying notes are an integral part of these financial statements.

                       SAFETY-KLEEN CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    MERGER RELATED COSTS

      On August 8, 1997, the Company's Board of Directors ("Board") initiated a process to review strategic alternatives including the sale of all or part of the Company. On November 20, 1997, the Board approved a merger agreement with SK Parent Corp. (a Delaware corporation owned equally by Phillips Services Corp., affiliates of Apollo Management, L.P. and affiliates of Blackstone Partners III, L.L.C.) but subsequently was unable to gain the necessary shareholder approval for the agreement. The Board then terminated the merger agreement with SK Parent and began negotiations with Laidlaw Environmental.

      On March 15, 1998, the Board unanimously approved a definitive merger agreement ("Merger Agreement") with Laidlaw Environmental which provides for an exchange offer followed by a back-end merger. By April 7, 1998, Laidlaw Environmental had acquired a total of 55,751,582 shares which were validly tendered under the exchange offer and constituted approximately 93% of the outstanding shares of Safety-Kleen. A special shareholder meeting has been scheduled for May 18, 1998 to vote on approval of the merger.

      During the first twelve weeks of 1998, the Company incurred $6.0 million of costs in conjunction with this process.


2.    EARNINGS PER SHARE

      The weighted average number of common shares outstanding for the twelve weeks ended March 28, 1998 and March 22, 1997 were as follows (in thousands):

                                                          1998       1997
                                                        ---------  ---------
Weighted average number of shares outstanding - basic    59,652     58,258
Dilutive effect of stock options and warrants             1,479        162
                                                        ---------   --------
Weighted average number of common shares
outstanding - diluted                                    61,131     58,420
                                                        =========  =========

      The Company had additional stock options of 309,525 and 2,370,103 shares at March 28, 1998 and March 22, 1997, respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share.

3.    COMPREHENSIVE INCOME

      In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 on "Reporting Comprehensive Income" which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners in a financial statement for the period in which they are recognized. The Company has selected to present separate Consolidated Statements of Comprehensive Income following the Consolidated Statements of Earnings. The prior year has been restated to conform to the SFAS No. 130 requirements.


4.    INVENTORIES

      The Companies inventories consist of the following (expressed in thousands):

                                   March 28, 1998          January 3, 1998
                                  ------------------     --------------------
Oil                                     $12,878                $12,759
Solvent, Drums and Other                 38,971                 38,580
                                  ------------------     --------------------
   Total                                $51,849                $51,339
                                  ==================     ====================

      LIFO inventories at March 28, 1998 and January 3, 1998 were $5.9 and $5.5 million, respectively. Under the FIFO method of accounting (which approximates current or replacement cost), inventories would have been $0.4 million higher at March 28, 1998 and January 3, 1998.


5.    DEBT

      The Company reclassified all outstanding long-term debt to short term as all debt will be paid off in 1998 as a consequence of change of control provisions included in the Company's credit agreements. These provisions were triggered by the acquisition of 93% of the Company's outstanding common stock, in April of 1998 by Laidlaw Environmental.


6.    INTERIM REPORTING PERIODS

      The Company's interim reporting periods are twelve weeks each for the first three reporting periods of the year, and sixteen and seventeen weeks for the fourth reporting period of 1998 and 1997, respectively.

             PRIVATE SECURITIES LITIGATION REFORM ACT DISCLOSURE

      THIS REPORT CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS, INCLUDING FINANCIAL, OPERATING AND OTHER PROJECTIONS. THERE ARE MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, SUCH AS: DEVELOPMENTS RELATED TO THE MERGER AGREEMENT AND THE INTEGRATION OF SAFETY-KLEEN'S BUSINESS AND OPERATIONS WITH THOSE OF LAIDLAW ENVIRONMENTAL; ADOPTION OF NEW ENVIRONMENTAL LAWS AND REGULATIONS AND CHANGES IN THE WAY SUCH LAWS AND REGULATIONS ARE INTERPRETED AND ENFORCED; GENERAL BUSINESS CONDITIONS, SUCH AS THE LEVEL OF COMPETITION, CHANGES IN DEMAND FOR THE COMPANY'S SERVICES AND THE STRENGTH OF THE ECONOMY IN GENERAL; AND, PRICES FOR PETROLEUM BASED PRODUCTS. THESE AND OTHER FACTORS ARE DISCUSSED IN THIS REPORT AND OTHER DOCUMENTS THE COMPANY HAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL CONDITION

      The Company's working capital decreased from $69.0 million at January 3, 1998 to a negative $118.4 million at March 28, 1998. The Company reclassified approximately $213.0 million of debt from long-term to short-term as all debt will be paid off as a consequence of change of control provisions included in the Company's credit agreements. The provisions were triggered by the Laidlaw Environmental Services, Inc. ("Laidlaw Environmental") acquisition of 93% of the Company's common stock in April of 1998. It is the intention of Laidlaw Environmental that the debt of Safety-Kleen will be paid off by the use of additional borrowings under its own long-term credit facilities. Year-to-date capital spending for equipment at customers and property, plant and equipment additions totaled $14.4 million. These expenditures were mainly financed by internally generated cash. The Company's total debt, including both long-term and short-term debt, at March 28, 1998 decreased by $1.3 million from 1997 fiscal year-end.

      The Company's total debt to total capital ratio was 27.8% at March 28, 1998 and 28.8% at January 3, 1998. The Company expects its total debt to total capital ratio to change significantly from its current level as a result of the completion of the merger.

                              RESULTS OF OPERATIONS

                   COMPARISON OF THE TWELVE WEEK PERIODS ENDED
                        MARCH 28, 1998 AND MARCH 22, 1997

REVENUE

      Revenue for the twelve weeks ended March 28, 1998 was $242 million, up $22 million, or 10%, from the comparable period last year.

      Revenue derived from the Company's North American and European operations during the twelve weeks ended March 28, 1998 and March 22, 1997 was as follows:

                              THOUSANDS OF DOLLARS
                                                                 Percentage
                                                                  Increase
                                MARCH 28, 1998   MARCH 22, 1997  (DECREASE)

North America

  Industrial Services              $ 76,793         $ 65,386         17%

  Automotive/Retail Repair Services  62,960           59,317          6%

  Oil Recovery Services              33,140           32,858          1%

  Other Services                     42,587           37,249         14%
                                ---------------  ---------------
Total North America                 215,480          194,810         11%

Europe                               26,297           25,420          3%
                                ---------------  ---------------
Consolidated                       $241,777         $220,230         10%
                                ===============  ===============

      NORTH AMERICAN INDUSTRIAL SERVICES. The Company's North American Industrial Services revenue for the current reporting period includes $42.5 million from the Fluid Recovery Service, which represents an $8.2 million, or 24%, increase over the comparable period of 1997. Approximately $4.5 million of the revenue increase is from the expansion of the Company's new Technical Field Services program introduced in early 1997. Waste drum service revenues increased approximately $2.4 million of which two thirds is due to price and one third is due to volume. The remaining revenue increase largely resulted from increased absorbent sales.

      The North American Industrial Parts Cleaner Service accounts for the remaining $34.3 million of revenue, which represents an increase of $3.3 million, or 10%, from the comparable period of 1997. The 10% revenue increase consisted of a 5% increase due to price and a 5% increase due to volume.

      NORTH AMERICAN AUTOMOTIVE/RETAIL REPAIR SERVICES. The continued expansion of the Vacuum Services business that was introduced during the second half of 1996 increased revenue by $3.5 million. Automotive Parts Cleaning revenue recognized in the first twelve weeks of 1998 was unchanged from the comparable period of 1997 as an increase of 4% due to price was offset by a 4% volume decline.

      NORTH AMERICAN OIL RECOVERY SERVICES. Revenues increased by $0.3 million, or 1%. Used oil collection pricing increased revenues by $0.7 million and oily water revenues increased by $0.9 million primarily due to volume. Fuel oil revenues declined $1.3 million substantially due to volumes resulting from lower seasonal demand. A drop of approximately 7% in the per gallon average price of base and blended lube oil from the comparable period of 1997 resulted in a revenue decline of $1.3 million. This price decline was completely offset by a 21% volume increase in blended lube oil sales.

      NORTH AMERICAN OTHER SERVICES. Revenue from Other Services during the current reporting period increased $5.3 million, or 14%, from the comparable period of 1997. Imaging Services accounted for $3.1 million of the increase attributable mainly to increased precious metal sales. The Company's service revenue from its Integrated Customer Compliance Services increased by $1.3 million due mainly to an acquisition made during the fourth interim period of 1997. The remaining increase reflects improved pricing in the Company's paint refinishing business and improved volume in the Company's dry cleaning business.

      EUROPE. European revenues of $26.3 million were up $0.9 million, or 3%, from the comparable period of 1997. The impact of foreign currency exchange rates reduced European revenue in the current period by approximately $1.5 million, or 6% from 1997. All major businesses showed increases in local currency revenue.

OPERATING COSTS AND EXPENSES

      Operating costs and expenses as a percentage of revenue were 75.2% in the current reporting period, compared to 74.5% for the first interim period of 1997. The increase in the operating cost percentage reflects lower margins earned on the newer businesses, such as Technical Field Services, Vacuum, Imaging, and Integrated Customer Compliance Services.

SELLING AND ADMINISTRATIVE EXPENSES

      Selling and administrative expenses increased by 6% due mainly to higher employee related costs. Despite this increase, selling and administrative expenses decreased from 14.8% of revenue in the first interim period of 1997 to 14.3% of revenue in the same period of 1998 as revenues increased at a greater rate than selling and administrative expenses.

INTEREST EXPENSE

      Interest expense decreased $0.7 million to $3.6 million during the current reporting period due primarily to lower borrowings.

MERGER RELATED COSTS

      On August 8, 1997, the Company's Board of Directors ("Board") initiated a process to review strategic alternatives including the sale of all or part of the Company. On November 20, 1997, the Board approved a merger agreement with SK Parent Corp. (a Delaware corporation owned equally by Phillips Services Corp., affiliates of Apollo Management, L.P. and affiliates of Blackstone Partners III, L.L.C.) but subsequently was unable to gain the necessary shareholder approval for the agreement. The Board then terminated the merger agreement with SK Parent and began negotiations with Laidlaw Environmental.

      On March 15, 1998, the Board unanimously approved a definitive merger agreement ("Merger Agreement") with Laidlaw Environmental which provides for an exchange offer followed by a back-end merger. By April 7, 1998, Laidlaw Environmental had acquired a total of 55,751,582 shares which were validly tendered under the exchange offer and constituted approximately 93% of the outstanding shares of Safety-Kleen. A special shareholder meeting has been scheduled for May 18, 1998 to vote on approval of the merger.

      During the first twelve weeks of 1998, the Company incurred $6.0 million of costs in conjunction with this process. In 1998, the Company anticipates incurring approximately $140-160 million of total costs related to the process. This total cost consists primarily of: $75 million associated with terminating the merger agreement with SK Parent ("Termination Costs"); compensation expenses associated principally with the cash-out of the stock option plans and Employee Stock Purchase Plan as outlined in the Merger Agreement; and investment banking fees and legal fees associated with the process. These estimated costs do not include any severance related costs incurred as a result of the integration of the Company and Laidlaw Environmental.

      During the first three weeks of April 1998, the Company made the specified payments to all applicable option holders and Employee Stock Purchase Plan participants and the Termination Costs.

INCOME TAXES

      The Company's effective income tax rate was 38.7% for the twelve weeks ended March 28, 1998 and 39.1% for the comparable period of 1997. The drop in the effective tax rate in 1998 is due to the timing of certain additional tax benefits received in 1998 that were not received during the comparable period of 1997.

ACCOUNTING CHANGES

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on "Reporting Comprehensive Income" for the first interim period of 1998 and has restated prior periods to conform with SFAS No. 130 requirements. The Company is required to adopt SFAS No. 131 on "Disclosures About Segments of an Enterprise and Related Information" beginning with the 1998 year-end financial statements. The expected impact of the adoption of this standard will not be material.

YEAR 2000

      The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

PART II.

Item 1.     LEGAL PROCEEDINGS

      The Company's goal is to fully comply with all environmental regulations, however, as a consequence of its business operations, the Company will likely incur governmental fines and penalties from time to time. In the majority of situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of permits or orders under which the Company operates, or laws and regulations to which its operations are subject, and are often the result of varying interpretations of the applicable requirements. Generally, these proceedings result from routine inspections conducted by federal and state regulatory agencies.

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

      In some cases, governmental authorities may seek fines and/or penalties from the Company which exceed $100,000 in each case. In these cases, the governmental authorities may allege, among other things, that the Company is responsible for releases or threatened releases of hazardous substances, that the Company engaged in soil excavation or clean-up activities without obtaining requisite advance approvals and/or that the Company committed certain manifesting, storage or waste handling violations. Seven such proceedings against the Company were pending or known to be contemplated by governmental authorities at March 28, 1998.

      The Company's practice is to attempt to negotiate resolution of claims against the Company and its facilities. The Company has to date been able to resolve cases on generally satisfactory terms. The Company is, however, prepared to contest claims or remedies which the Company believes to be inappropriate unless and until satisfactory settlement terms can be agreed upon.

      Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that its actual liability for the cases now pending will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written in a way in which the Company's potential liability can be large, and it is always possible that the Company's actual liability with respect to any particular environmental claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's earnings for that period.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            3.1       Articles of Incorporation of the Registrant. (1)

            3.2       Bylaws of the Registrant. (2)

            4.1 Supplemental Indenture dated April 21, 1998 between Safety-Kleen Corp. and the Chase Manhattan Bank, executed in connection with the Company's 9.25% Senior Notes due September 15, 1999.

            10.1 Waiver dated March 31, 1998 to the Amended and Restated Credit Agreement dated March 25, 1994, among the Chase Manhattan Bank, N.A., the Northern Trust Company, the NBD Bank, N.A. and the First National Bank of Chicago.

            27        Financial Data Schedule (EDGAR filing only).

 (b)  Reports on Form 8-K

            None.

-------------------
1 Previously filed and incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

2 Previously filed and incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the twelve weeks ended September 9, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of May, 1998.


                                    SAFETY-KLEEN CORP.

                                    /s/ ANDREW A.CAMPBELL
                                    Andrew A. Campbell
                                    Sr. Vice President - Chief Financial
                                    Officer


                                    /s/ CLIFFORD J. SCHULZ
                                    Clifford J. Schulz
                                    Controller - Chief Accounting Officer